Form 10-Q
period 1996-03-31
HARDWICK HOLDING CO
filed 1996-05-13
CIK 787465

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                      ----------------------

                            FORM 10-Q


           Quarterly Report Under Section 13 or 15 (d) of The Securities Exchange Act of 1934


For Quarter Ended MARCH 31, 1996   Commission File Number 33-43386
                  --------------                          --------

                     HARDWICK HOLDING COMPANY
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


       GEORGIA                                     58-1408388
- - -------------------------------                    ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)


One Hardwick Square, P.O. Box 1367, Dalton, GA.        30722-1367
- - -----------------------------------------------        ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (706) 217-3950
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ----       ---

Number of shares of common stock outstanding at MARCH 31, 1996
4,064,908 Shares
- - ----------------
HARDWICK HOLDING COMPANY AND SUBSIDIARIES


INDEX

                                                         PAGE NO.

PART I-   FINANCIAL INFORMATION

          Consolidated Statements of Financial
          Position at March  31, 1996 and
          December 31, 1995                                      3

          Consolidated Statements of Income
          for the Three Months Ended March  31,
          1996 and 1995                                          4

          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31,
          1996 and 1995                                          5

          Notes to Unaudited Consolidated Financial Statements   6-7

          Management's Discussion and Analysis of
          Financial Position and Results of Operations           8-12

PART II-  OTHER INFORMATION                                      13

SIGNATURES                                                       14

                                                        HARDWICK HOLDING COMPANY
                                                            AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                             (In thousands)
                                                                                       March 31,        December 31,
                                                                                         1996               1995
                                                                                       ---------         -----------
                                                                                               (unaudited)
                                                                                               -----------

Cash and due from banks                                                             $    22,259         $   31,171
Federal funds sold                                                                       10,700             11,100
                                                                                    -----------         ----------
     Total cash and cash equivalents                                                     32,959             42,271

Investment securities, available-for-sale                                               124,305            135,206
Loans, net                                                                              246,450            239,189
Premises and equipment, net                                                              15,953             16,410
Assets under capital lease, net                                                             763                817
Accrued interest receivable                                                               3,987              3,674
Excess of cost over fair value of
 subsidiaries acquired, net of amortization                                               5,808              5,961
Other assets                                                                              1,665              1,289
                                                                                    -----------         ----------
      Total assets                                                                  $   431,890         $  444,817
                                                                                    ===========         ==========

Liabilities and Stockholders' Equity
Deposits-
  Noninterest-bearing                                                               $    80,201         $   84,104
  Interest-bearing                                                                      297,005            305,847
                                                                                    -----------         ----------
      Total deposits                                                                    377,206            389,951

Securities sold under agreements to repurchase                                            3,268              3,536
Other borrowed funds                                                                        363                381
Note payable to bank                                                                        125                250
Capital lease obligation                                                                    801                844
Other liabilities                                                                         3,185              3,025
                                                                                    -----------         ----------
     Total liabilities                                                                  384,948            397,987
                                                                                    -----------         ----------

Commitments and contingencies (Notes 2 and 4)
Stockholders' equity-
 Common stock, $.50 par value, 10,000,000 shares authorized,
   4,125,141 shares issued; 4,064,908 and 4,066,478 shares
   outstanding at March 31,1996 and December 31,1995, respectively                        2,063             2,063
Additional paid-in capital                                                               20,233            20,233
Retained earnings                                                                        25,984            25,284
Unrealized losses on securities available-for-sale                                         (145)              421
Less treasury stock, at cost, 60,233 and 58,663 shares at March 31,
  1996 and December 31, 1995, respectively                                                 (976)             (948)
Less deferred compensation from restricted stock plan                                      (217)             (223)
                                                                                    -----------         ---------
 Total stockholders' equity                                                              46,942            46,830
                                                                                    -----------         ---------
 Total liabilities and stockholders' equity                                         $   431,890         $ 444,817
                                                                                   ===========         =========

                        (See notes to consolidated financial statements.)

                                                  HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF INCOME
                                                                 (Unaudited)
                                                   (In thousands, except per share amounts)

                                                                                  For the Three Months Ended
                                                                                  --------------------------
                                                                                  March 31,          March 31,
                                                                                    1996              1995
                                                                                  ----------------------------
INTEREST INCOME:
   Interest and fees on loans                                                    $  5,955           $  5,624
   Interest on investment securities-
     Taxable                                                                        1,364              1,466
     Nontaxable                                                                       424                400
   Interest on fed funds sold                                                         113                 64
                                                                                 --------           --------
             Total interest income                                                  7,856              7,554
                                                                                 --------           --------

INTEREST EXPENSE:
   Interest on deposits                                                             3,266              2,630
   Interest on securities sold under agreements to repurchase                          33                264
   Interest on other borrowed funds                                                     7                 31
   Interest on note payable and capital lease obligations                              17                 31
                                                                                 --------           --------
             Total interest expense                                                 3,323              2,956
                                                                                 --------           --------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
   LOAN LOSSES                                                                      4,533              4,598
PROVISION FOR LOAN LOSSES                                                              38                  0
                                                                                 --------           --------
NET INTEREST INCOME                                                                 4,495              4,598
                                                                                 --------           --------
NONINTEREST INCOME:
   Service charges on deposit accounts                                                581                603
   Securities (losses) gains, net                                                     (28)                 4
   Other noninterest income                                                           544                402
                                                                                 --------           --------
              Total noninterest income                                              1,097              1,009

NONINTEREST EXPENSE:
   Salaries and employee benefits                                                   2,035              2,185
   Net occupancy expense                                                              867                882
   Other noninterest expense                                                        1,349              1,234
                                                                                 --------           --------
              Total noninterest expense                                             4,251              4,301
                                                                                 --------           --------
INCOME BEFORE PROVISION FOR INCOME TAXES                                            1,341              1,306
PROVISION FOR INCOME TAXES                                                            398                332
                                                                                 --------           --------
NET INCOME                                                                       $    943           $    974
                                                                                 ========           ========

NET INCOME PER SHARE                                                             $   0.23           $   0.23
                                                                                 ========           ========

                     (See notes to consolidated financial statements.)

                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (Unaudited)
                                                                       (In thousands)
                                                                                                      For the Three Months
                                                                                                            March 31,
                                                                                                        1996         1995
                                                                                                      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                      $     943      $    974
   Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                                          38             0
       Provision for depreciation and amortization                                                       632           682
       Gain on disposition of premises and equipment                                                      (1)            0
       Accretion of investment security discounts                                                         29            17
       Deferred income tax provision (benefit)                                                           125            (2)
       Securities losses  (gains), net                                                                    28            (4)
       (Increase) Decrease in accrued interest receivable                                               (313)          202
       Increase in other assets                                                                          (41)          (55)
       Increase (Decrease)  in other liabilities                                                         160          (265)
                                                                                                    --------       -------
       Net cash provided by operating activities                                                       1,600         1,549
                                                                                                    --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities available-for-sale                               13,538         5,754
   Proceeds from maturities of investment securities held-to-maturity                                      0           723
   Proceeds from sales of investment securities available-for-sale                                     8,473         6,240
   Purchases of investment securities available-for-sale                                             (11,981)          (17)
   Purchases of investment securities held-to-maturity                                                     0          (425)
   Net cash flows from loans originated and principal collected on loans                              (7,299)       (5,053)
   Proceeds from disposal of premises and equipment                                                       15             0
   Purchases of premises and equipment                                                                  (188)       (1,413)
                                                                                                    --------       -------
   Net cash provided by investing activities                                                           2,558         5,809
                                                                                                    --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW accounts, and savings accounts                               (13,018)      (11,255)
   Net cash flows from sales and maturities of certificates of deposit                                   273         2,165
   Net (decrease) increase in fed funds purchased and securities sold
      under agreement to repurchase                                                                     (268)        2,068
   (Decrease)  increase in other borrowed funds                                                          (18)        4,438
   Proceeds from note payable to bank                                                                      0           750
   Payments on note payable to bank and capital lease obligations                                       (168)         (107)
   Purchase of  treasury stock,  at cost                                                                 (28)          (17)
   Proceeds from exercise of stock options                                                                 0            75
   Payments of cash dividends                                                                           (243)         (204)
                                                                                                    --------      --------
        Net cash used in financing activities                                                      $ (13,470)    $  (2,087)
                                                                                                    --------      --------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                              $  (9,312)    $   5,271
CASH AND CASH EQUIVALENTS, beginning of period                                                        42,271        29,221
                                                                                                    --------      --------
CASH AND CASH EQUIVALENTS, end of period                                                           $  32,959     $  34,492
                                                                                                    ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for Interest                                                        $   2,862     $   2,489
Noncash transactions during the period ended:
   Transfer of premises and equipment to other assets                                              $     211     $       0

                     (See notes to consolidated financial statements.)

HARDWICK HOLDING COMPANY AND SUBSIDIARIES
- - ------------------------------------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
- - ----------------------------------------------------

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Hardwick Holding Company (HHC) and its wholly owned subsidiaries, Hardwick Bank and Trust Company (HBT), Hardwick Service Corporation (HSC), and First National Bank of Northwest Georgia (FNBNWG), collectively referred to as the "Company". All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, although, in the opinion of management, such differences would not be significant.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.

(2)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a participant in financial instruments with off-balance-sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of its customers and to reduce the Company's own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit and collateral policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

HBT and FNBNWG grant various types of loans and financial instruments to customers within their respective market areas (primarily Northwest

Georgia). Although the Company has a diversified loan portfolio, a significant portion of the Company's loans originate from customers that are directly or indirectly related to the carpet industry. Notably, approximately 40% of the work force in the Company's market area is employed by companies directly related to the carpet industry. Adverse economic trends in the carpet industry could impair these customers' ability to repay their obligations and result unfavorably on the results of operations of the Company.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at March 31, 1996, were approximately $56,236,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBT and FNBNWG, upon extension of credit is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $1,679,000 outstanding at March 31, 1996.

(3)  LONG-LIVED ASSETS

Effective January 1, 1996, the Company adopted Statements of Accounting Standards No. 121 (FAS 121) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of this standard did not have a significant impact on the financial condition or results of operations of the Company.

(4)  CONTINGENCIES

The Company is involved in litigation and other legal proceedings arising in the course of its normal business activities. Although the ultimate outcome of these matters cannot be determined at this time, it is the opinion of management that none of these matters, when resolved, will have a significant effect on the Company's financial condition or results of operations.

(5)  EARNINGS PER SHARE

Earnings per share is calculated on the basis of weighted average number of shares outstanding, which was 4,065,729 for the three month period ended March 31, 1996 and 4,067,900 for the three month period ended March 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION
- - ------------------

Total assets decreased by approximately $12,927,000 from approximately $444,817,000 at December 31, 1995, to approximately $431,890,000 at March 31, 1996. The principal fluctuations were in loans, investment securities and cash and due from banks. Cash and due from banks decreased approximately $8,912,000 from approximately $31,171,000 at December 31, 1995, to approximately $22,259,000 at March 31, 1996. Investment securities decreased approximately $10,901,000 or 8.1% to approximately $124,305,000 at March 31, 1996, from approximately $135,206,000 at December 31, 1995. The decreases in cash and due from banks and investment securities were partially offset by an increase in net loans of approximately $7,261,000 or 3.04% from approximately $239,189,000 at December 31, 1995, to approximately $246,450,000 at March 31, 1996. HHC's cash and cash equivalents reflected a net decrease of approximately $9,312,000 or 22.0% for the three month period ended March 31, 1996.

Savings and other interest-bearing deposit accounts decreased approximately $8,842,000 or 2.9% during the three-months ended March 31, 1996, to approximately $297,005,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Although rates paid on deposit accounts have increased during the three-months ended March 31, 1996, HHC has maintained its investment strategies and has not raised rates paid on interest bearing deposits at the rate of increase as other institutions in its market area. Average rates paid on deposits for the current period were approximately 4.4% compared to 3.9% for the same period in the preceding year.

At March 31, 1996, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.9%. At March 31, 1996, 56% of HHC's loans were in real estate loans (including mortgage and construction loans), 21% in commercial loans (including agricultural loans), 15% in consumer loans (including credit cards) and other loans were 8%. HHC's loan to deposit ratio was 65% at March 31, 1996, and 46% of all deposits were invested in time deposits.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines to draw from. At March 31, 1996 approximately $363,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the three-months ended March 31, 1996:


Balance, December 31, 1995                                                            $   46,830,000
Net income                                                                                   943,000
Change in unrealized gain on securities available-for-sale, net                             (566,000)
Purchase of treasury stock                                                                   (28,000)
Amortization of deferred compensation-restricted stock plan                                    6,000
Cash dividends paid                                                                         (243,000)
                                                                                         -----------
Balance, March 31, 1996                                                                $  46,942,000
                                                                                         ===========

RESULTS OF OPERATIONS
- - ---------------------

For the three-months ended March  31, 1996 and 1995:

NET INTEREST INCOME

Net interest income after provision for loan losses for the three-month period ended March 31, 1996 was approximately $4,495,000 which was $103,000 or 2.2% less than the $4,598,000 for the same period the year before. Total interest income increased by approximately $302,000 or 4.0% while total interest expense increased approximately $367,000 or 12.4% for the three month period ended March 31, 1996, as compared to the three-months ended in the previous year. Approximately $38,000 was provided for loan losses during the three month period ended March 31, 1996.

Yields on interest-bearing assets averaged 7.6% for the current period compared to 8.0% for the same period the year before. Total average interest-bearing assets increased by approximately $11,900,000 or 3.1% for the current period when compared with the three-months ended March 31, 1995. Average loans for the three-months ended March 31, 1996, increased approximately $13,000,000 or 5.5% more than the average loans for the three-months ended March 31, 1995. The average yield on loans for the three-months ended March 31, 1996, was 9.5%, relatively unchanged from the three-months ended March 31, 1995.

Earnings from the loan portfolio have also been adversely effected by the Company's level of nonperforming assets. Nonaccrual loans and accruing loans contractually past due ninety days or more were approximately $1,341,000 at March 31, 1996, as compared to approximately $708,000 at December 31, 1995, representing an increase of approximately $633,000 or 89.4%. At present management does not foresee an increasing trend occurring.

Nonaccrual loans have increased approximately $170,000 or 33.5% for the three month period ended March 31, 1996, to approximately $677,000 compared to approximately $507,000 at December 31, 1995. Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $24,000 during the three month period ended March 31, 1996. Nonaccrual loan interest collected and reported in the three month period ended March 31, 1996, was approximately $14,000.

Rates paid on interest-bearing liabilities averaged 4.4% for the three-months ended March 31, 1996, compared with 3.9% for the three-months ended March 31, 1995. Rates paid in the current three month period on average have increased approximately 10 basis points above the rates paid on average for the year ended December 31, 1995, which is consistent with the general increase in rates overall. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase during the remainder of the year.

OTHER NONINTEREST INCOME

Total other noninterest income increased approximately $88,000 or 8.7% for the three-months ended March 31, 1996, as compared with the three-months ended March 31, 1995. The increase is primarily due to an increase in other noninterest income of approximately $142,000, which was partially offset by a decrease of approximately $22,000 in service charges on deposits and a change from approximately $4,000 in net securities gains to an approximate $28,000 in net securities losses, representing a total change of approximately $32,000. The other noninterest income increase was made up principally by approximately $23,000, $11,000, 15,000, $16,000 and $15,000, in credit life commissions, other fees, trust income, credit card fees and printed check charges, respectively .

OTHER NONINTEREST EXPENSES

Total noninterest expenses decreased by approximately $50,000, or 1.1% for the three- months ended March 31, 1996, as compared to the same period ended in the preceding year. The decrease is due principally to the decrease of approximately $150,000 in salary and employee benefits and a decrease of approximately $15,000 in occupancy expense. The decrease in salary and employee benefits is due principally to the reduction in the number of employees. The Company had approximately 231 full time equivalent employees at March 31, 1996, compared with approximately 251 full time equivalent employees at March 31, 1995. The decrease was partially offset by an increase in other noninterest expense of approximately $115,000, of which approximately $98,000 was in data processing expenses.

INCOME TAX PROVISION

The effective tax rates reported for the three-months ended March 31, 1996 and 1995, were 29.7% and 25.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Liquidity is achieved through the continual maturing of interest-earning assets, as well as by investing in short term marketable securities. Liquidity is also available through deposit growth, borrowing capacity, loan sales and repayments of principal on loans and securities.

High levels of liquidity are normally obtained at a net interest cost due to lower yields on short term, liquid earning assets and higher interest expense usually associated with the extension of deposit maturities. The trade-off of the level of desired liquidity versus its cost is evaluated in determining the appropriate amount of liquidity at any one time.

For the three-months ended March 31, 1996, cash and cash equivalents decreased approximately $9,312,000 or 22% from December 31, 1995. Operating and investing activities provided cash and cash equivalents of approximately $1,600,000 and $2,558,00 respectively while financing activities used approximately $13,470,000. Net income of approximately $943,000, depreciation and amortization not requiring the use of cash of approximately $632,000 and an increase in other liabilities of approximately $160,000 were the principal sources of funds provided from operating activities while being partially offset by an increase in accrued interest receivable of approximately $313,000.

Funds provided by investing activities were principally from proceeds from maturities and sales of investment securities available-for-sale of approximately $13,538,000 and $8,473,000 respectfully, while being partially offset by purchases of investment securities available-for-sale of approximately $11,981,000 and net loans originated of approximately $7,299,000.

The cash used by financing activities was principally due to the net decrease in deposits of approximately $12,745,000, a net decrease in federal funds purchased and securities sold under agreements to repurchase of approximately $268,000 and the payment of cash dividends of approximately $243,000.

CAPITAL RESOURCES

HHC and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board ("Board") has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 Capital to average quarterly assets. The most highly rated bank holding companies will be required to maintain a minimum Tier 1 leverage ratio of 3%. The required ratio will be based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest-rate risk and liquidity. Bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

The following tables represent HHC's regulatory capital position at March 31, 1996:

                                                                 Amount                Ratio
                                                                 ------                -----
Risk Based Capital Ratios:
Tier 1 Capital                                              $     41,134              13.48%
Tier 1 Capital minimum requirement                          $     12,205               4.00%
                                                              ----------            --------
Excess                                                      $     28,929               9.48%
                                                              ==========            ========

Total Capital                                               $     44,979              14.74%
Total Capital minimum requirement                           $     24,410               8.00%
                                                              ----------            --------
Excess                                                      $     20,569               6.74%
                                                              ==========            ========

Risk adjusted assets net of goodwill and
  excess loan loss allowance                                $    305,128


Leverage Ratio:
Tier 1 Capital to adjusted total assets ("Leverage          $     41,134               9.67%
  Ratio")
Minimum leverage requirement                                $     12,760               3.00%
                                                              ----------            --------
Excess                                                      $     28,374               6.67%
                                                              ==========            ========

Average total assets, net of goodwill <F1>                  $    425,363

- - --------------------

<F1> Average total assets, net of goodwill for the three-months ended March 31, 1996.

HHC is a legal entity separate and distinct from the Banks. Most of the revenues of HHC result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by HHC to its shareholders. HHC paid approximately $243,000, or $0.06 per share in cash dividends to its common shareholders for the three-months ended March 31, 1996.

HARDWICK HOLDING COMPANY AND SUBSIDIARIES

PART II


ITEM 1.  LEGAL PROCEEDINGS

HHC is not aware of any material pending legal proceedings to which HHC or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -  None

ITEM 5. OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 27 - Financial Data Schedule
         (b) Report on Form 8-K - None

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


CORPORATION                        HARDWICK HOLDING COMPANY
- - -----------                        ------------------------

Date: May 7, 1996                  By: /s/Michael Robinson
                                      Michael Robinson
                                      Executive Vice President,
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                       and Duly Authorized Officer)