Form 10-Q
period 1996-06-30
HARDWICK HOLDING CO
filed 1996-08-14
CIK 787465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
- ----------------------

FORM 10-Q


Quarterly Report Under Section 13 or 15 (d) of The Securities Exchange Act of 1934


For Quarter Ended JUNE 30, 1996   Commission File Number 33-43386
                  -------------                          --------
HARDWICK HOLDING COMPANY
- ------------------------------------------------------
(Exact name of registrant as specified in its charter)

            GEORGIA                                     58-1408388
- -------------------------------                    ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

One Hardwick Square, P.O. Box 1367, Dalton, GA.        30722-1367
- -----------------------------------------------        ----------
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

Yes X      No__
  ----
Number of shares of common stock outstanding at JUNE 30, 1996
4,009,875 Shares
- ----------------
HARDWICK HOLDING COMPANY AND SUBSIDIARIES


INDEX

                                                            Page No.

PART I-   FINANCIAL INFORMATION

          Consolidated Statements of Financial
          Position at June 30, 1996 and
          December 31, 1995                                      3

          Consolidated Statements of Income
          for the Three Months Ended June 30,
          1996 and 1995                                          4

          Consolidated Statements of Income
          for the Six Months Ended June 30,
          1996 and 1995                                          5


          Consolidated Statements of Cash Flows
          for the Six Months Ended June 30,
          1996 and 1995                                          6-7

          Notes to Unaudited Consolidated Financial Statements   8-9

          Management's Discussion and Analysis of
          Financial Position and Results of Operations           10-15

PART II-  OTHER INFORMATION                                      16

SIGNATURES                                                       19

                            HARDWICK HOLDING COMPANY
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                  (In thousands)

                                                                                             June 30,        December
                                                                                               1996          31, 1995
                                                                                             ------------------------
                                                                                                    (unaudited)
                                                                                                    -----------

Cash and due from banks                                                                    $   29,011        $ 31,171
Federal funds sold                                                                              4,000          11,100
                                                                                           ----------        --------

   Total cash and cash equivalents                                                             33,011          42,271
Investment securities, available-for-sale                                                     117,495         135,206
Loans, net                                                                                    254,839         239,189
Premises and equipment, net                                                                    15,734          16,410

Assets under capital lease, net                                                                   712             817
Accrued interest receivable                                                                     3,743           3,674
Excess of cost over fair value of
  subsidiaries acquired, net of amortization                                                    5,654           5,961

Other assets                                                                                    2,342           1,289
                                                                                           ----------        --------
   Total assets                                                                            $  433,530        $444,817
                                                                                           ==========        ========
                        Liabilities and Stockholders' Equity
Deposits-

 Noninterest-bearing                                                                       $   92,750        $ 84,104
 Interest-bearing                                                                             288,322         305,847
                                                                                           ----------        --------
    Total deposits                                                                            381,072         389,951
Fed funds purchased and securities sold under agreements to repurchase                          1,164           3,536
Other borrowed funds                                                                              344             381
Note payable to bank                                                                            1,100             250
Capital lease obligation                                                                          758             844
Other liabilities                                                                               3,750           3,025
                                                                                           ----------        --------
   Total liabilities                                                                          388,188         397,987
                                                                                           ----------        --------
Commitments and contingencies (Notes 2 and 4)
Stockholders' equity-
   Common stock, $.50 par value, 10,000,000 shares authorized,
      4,125,141 shares issued; 4,009,875 and 4,066,478 shares
      outstanding at June 30,1996 and December 31,1995, respectively                            2,063           2,063
Additional paid-in capital                                                                     20,233          20,233
Retained earnings                                                                              26,490          25,284
Unrealized losses on securities available-for-sale                                             (1,157)            421
Less treasury stock, at cost, 115,266 and 58,663 shares at June 30,
  1996 and December 31, 1995, respectively
Less deferred compensation from restricted stock plan                                            (211)           (223)
                                                                                            ---------        --------
Total stockholders' equity                                                                     45,342          46,830
                                                                                            ---------        --------
Total liabilities and stockholders' equity                                                  $ 433,530        $444,817
                                                                                            =========        ========

                     (See notes to consolidated financial statements.)

                     HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                      (In thousands, except per share amounts)

                                                                         For the Three Months Ended
                                                                       ----------------------------------
                                                                           June 30,          June 30,
                                                                             1996              1995
                                                                       ----------------------------------
INTEREST INCOME:
  Interest and fees on loans                                            $   6,104           $  5,944
  Interest on investment securities-

    Taxable                                                                  1,342              1,353
    Nontaxable                                                                 408                394
  Interest on fed funds sold                                                    80                156
                                                                        ----------          ---------
       Total interest income                                                 7,934              7,847
                                                                        ----------          ---------

INTEREST EXPENSE:
  Interest on deposits                                                       3,162              2,876
  Interest on securities sold under agreements to repurchase                    29                276
  Interest on other borrowed funds                                               8                 76
  Interest on note payable and capital lease obligations                        24                 34
                                                                        ----------          ---------
       Total interest expense                                                3,223              3,262
                                                                        ----------          ---------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOAN LOSSES                                                                4,711              4,585
PROVISION FOR LOAN LOSSES                                                       37                  0
                                                                        ----------          ---------
NET INTEREST INCOME                                                          4,674              4,585
                                                                        ----------          ---------
NONINTEREST INCOME:
  Service charges on deposit accounts                                          563                618
  Securities gains, net                                                         38                  1
  Other noninterest income                                                     419                308
                                                                        ----------          ---------
       Total noninterest income                                              1,020                927

NONINTEREST EXPENSE:
  Salaries and employee benefits                                             1,980              2,180
  Net occupancy expense                                                        819                967
  Other noninterest expense                                                  1,472              1,520
                                                                        ----------          ---------
       Total noninterest expense                                             4,271              4,667
                                                                        ----------          ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                                     1,423                845
PROVISION FOR INCOME TAXES                                                     432                204
                                                                        ----------          ---------
NET INCOME                                                              $      991          $     641
                                                                        ==========          =========

NET INCOME PER SHARE                                                    $     0.25          $    0.16
                                                                        ==========          =========

                         (See notes to consolidated financial statements.)

                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)
                                    (In thousands, except per share amounts)

                                                                            For the Six  Months Ended
                                                                            --------------------------
                                                                            June 30,          June 30,
                                                                              1996              1995
                                                                            --------------------------
INTEREST INCOME:
  Interest and fees on loans                                                $ 12,059         $  11,568
  Interest on investment securities-

    Taxable                                                                    2,706             2,819
    Nontaxable                                                                   832               794
  Interest on fed funds sold                                                     193               220
                                                                            --------         ---------
         Total interest income                                                15,790            15,401
                                                                            --------         ---------

INTEREST EXPENSE:
  Interest on deposits                                                         6,428             5,506
  Interest on securities sold under agreements to repurchase                      62               540
  Interest on other borrowed funds                                                15               107
  Interest on note payable and capital lease obligations                          41                65
                                                                            --------         ---------
         Total interest expense                                                6,546             6,218
                                                                            --------         ---------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
    LOAN LOSSES                                                                9,244             9,183
PROVISION FOR LOAN LOSSES                                                         75                 0
                                                                            --------         ---------
NET INTEREST INCOME                                                            9,169             9,183
                                                                            --------         ---------
NONINTEREST INCOME:
   Service charges on deposit accounts                                         1,144             1,221
   Securities gains, net                                                          10                 5
   Other noninterest income                                                      963               710
                                                                            --------         ---------
         Total noninterest income                                              2,117             1,936

NONINTEREST EXPENSE:
   Salaries and employee benefits                                              4,015             4,365
   Net occupancy expense                                                       1,686             1,849
   Other noninterest expense                                                   2,821             2,755
                                                                            --------         ---------
         Total noninterest expense                                             8,522             8,969
                                                                            --------         ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                                       2,764             2,150
PROVISION FOR INCOME TAXES                                                       830               536
                                                                            --------         ---------
NET INCOME                                                                  $  1,934         $   1,614
                                                                            ========         =========
NET INCOME PER SHARE                                                        $   0.48         $    0.39
                                                                            ========         =========

                       (See notes to consolidated financial statements.)

                               HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                          (In thousands)

                                                                                                 For the Six Months Ended
                                                                                                          June 30,
                                                                                                   1996             1995
                                                                                                 -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                    $   1,934         $  1,614
 Adjustments to reconcile net income to net cash provided by operating activities
   Provision for loan losses                                                                          75                0
   Provision for depreciation and amortization                                                     1,258            1,301
   Loss on disposition of premises and equipment                                                       6                0
   Accretion of investment security discounts                                                         59               (9)
   Deferred income tax provision (benefit)                                                           103              (16)
   Securities (gains), net                                                                          (10)               (5)
   (Increase) decrease in accrued interest receivable                                               (69)              358
   Increase in other assets                                                                        (259)              (77)
   Increase in other liabilities                                                                     568              812
                                                                                               ---------         --------
       Net cash provided by operating activities                                                   3,665            3,978
                                                                                               ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities available-for-sale                           21,632            5,358
   Proceeds from maturities of investment securities held-to-maturity                                  0           13,058
   Proceeds from sales of investment securities available-for-sale                                12,065            5,000
   Purchases of investment securities available-for-sale                                         (18,461)          (5,513)
   Purchases of investment securities held-to-maturity                                                 0             (925)
   Net cash flows from loans originated and principal collected on loans                         (15,650)         (12,749)
   Proceeds from disposal of premises and equipment                                                   29                0
   Purchases of premises and equipment                                                              (400)          (1,129)
                                                                                               ---------         --------
   Net cash (used in) provided by investing activities                                             (785)            3,100
                                                                                               ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW accounts, and savings accounts                           (3,982)          (11,757)
   Net cash flows from sales and maturities of certificates of deposit                           (4,897)            8,334
   Net decrease in fed funds purchased and securities sold
        under agreement to repurchase                                                            (2,372)              (55)
   (Decrease) increase in other borrowed funds                                                      (37)            4,419
   Proceeds from note payable to bank                                                             1,100                 0
   Payments on note payable to bank and capital lease obligations                                  (337)             (136)
   Purchase of treasury stock, at cost                                                           (1,128)             (122)
   Proceeds from exercise of stock options                                                            0                75
   Payments of cash dividends                                                                      (487)            (411)
                                                                                               ---------         --------
        Net cash (used in) provided by financing activities                                    $(12,140)         $    347
                                                                                               ---------         --------


                                        HARDWICK HOLDING COMPANY
                                            & SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                               (Unaudited)
                                             (In Thousands)

                                                                                               For the Six Months Ended
                                                                                                      June 30,
                                                                                               ------------------------
                                                                                                  1996             1995
                                                                                               -------------------------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                          $  (9,260)       $  7,425
CASH AND CASH EQUIVALENTS, beginning of period                                                    42,271          29,221
                                                                                               ---------        --------
CASH AND CASH EQUIVALENTS, end of period                                                       $  33,011        $ 36,646
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                             =========        ========

   Cash paid during the period for Interest                                                    $   5,893        $  5,317
                                                                                               =========        ========
   Cash paid during the period for income taxes                                                $     495        $    450
                                                                                               =========        ========
Noncash transactions during the period ended:

   Transfer of premises and equipment to other assets                                          $     211        $      0
                                                                                               =========        ========
   Issuance of treasury stock for deferred compensation plan                                   $       0        $    240
                                                                                               =========        ========
   Addition to assets under capital leases financed by capital lease obligations               $       0        $    980
                                                                                               =========        ========
   Transfer from loans to other real estate owned                                              $       0        $     80
                                                                                               =========        ========


                         (See notes to consolidated financial statements.)

HARDWICK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at June 30, 1996, were approximately $81,378,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBT and FNBNWG, upon extension of credit is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $1,581,000 outstanding at June 30, 1996.

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

(5)       EARNINGS PER SHARE

Earnings per share is calculated on the basis of weighted average number of shares outstanding, which was 4,062,313 for the six month period ended June 30, 1996 and 4,072,562 for the six month period ended June 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION
- ------------------

Total assets decreased by approximately $11,287,000 from approximately $444,817,000 at December 31, 1995, to approximately $433,530,000 at June
30, 1996. The principal fluctuations were in loans, investment securities and federal funds sold. Federal funds sold decreased approximately $7,100,000 from approximately $11,100,000 at December 31, 1995, to approximately $4,000,000 at June 30, 1996. Investment securities decreased approximately $17,711,000 to approximately $117,495,000 at June 30, 1996, from approximately $135,206,000 at December 31, 1995. The decreases in federal funds sold and investment securities were partially offset by an increase in net loans of approximately $15,650,000 or 6.54% from approximately $239,189,000 at December 31, 1995, to approximately $254,839,000 at June 30, 1996. HHC's cash and cash equivalents reflected a net decrease of approximately $9,260,000 or 22.0% for the six month period ended June 30, 1996.

Savings and other interest-bearing deposit accounts decreased approximately $17,525,000 or 5.7% during the six-months ended June 30, 1996, to approximately $288,322,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Although rates paid on deposit accounts have increased during the six-months ended June 30, 1996, HHC has maintained its investment strategies and has not raised rates paid on interest bearing deposits at the rate of increase as other institutions in its market area. Average rates paid on deposits for the current period were approximately 4.3% compared to 3.4% for the same period in the preceding year.

At June 30, 1996, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.5%. At June 30, 1996, 56% of HHC's loans were in real estate loans (including mortgage and construction loans), 20% in commercial loans (including agricultural loans), 15% in consumer loans (including credit cards) and other loans were 9%. HHC's loan to deposit ratio was 67% at June 30, 1996, and 44% of all deposits were invested in time deposits.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines to draw from. At June 30, 1996 approximately $344,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the six-months ended June 30, 1996:

Balance, December 31, 1995                                               $  46,830,000
Net income                                                                   1,934,000
Change in unrealized gain on securities available- for-sale, net            (1,578,000)
Purchase of treasury stock                                                  (1,128,000)
Amortization of deferred compensation-restricted stock plan                     12,000
Cash dividends declared                                                       (728,000)
                                                                         -------------
Balance, June 30, 1996                                                   $  45,342,000
                                                                         =============

RESULTS OF OPERATIONS
- ---------------------

For the three-months ended June 30, 1996 and 1995:

NET INTEREST INCOME

Net interest income after provision for loan losses for the three-month period ended June 30, 1996 was approximately $4,674,000 which was $89,000 or 1.9% more than the $4,585,000 for the same period the year before. Total interest income increased by approximately $87,000 or 1.1% while total interest expense decreased approximately $39,000 or 1.2% for the three month period ended June 30, 1996, as compared to the three-months ended in the previous year. Approximately $37,000 was provided for loan losses during the three month period ended June 30, 1996.

Yields on interest-bearing assets averaged 8.2% for the current period compared to 8.3% for the same period the year before. Total average interest-bearing assets increased by approximately $11,835,000 or 3.1% for the current period when compared with the three-months ended June 30, 1995. Average loans for the three-months ended June 30, 1996, increased approximately $17,715,000 or 7.4% more than the average loans for the three-months ended June 30, 1995. The average yield on loans for the three-months ended June 30, 1996, was 9.5%, down approximately .4% from the 9.9% for the three-months ended June 30, 1995.

Rates paid on interest-bearing liabilities averaged 4.3% for the three-months ended June 30, 1996 compared with 4.4% for the three-months ended June 30, 1995. Rates paid in the current three month period on average are relatively the same as the rates paid on average for the year ended December 31, 1995. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase during the remainder of the year.

OTHER NONINTEREST INCOME

Total other noninterest income increased approximately $93,000 or 10% for the three-months ended June 30, 1996, as compared with the three-months ended June 30, 1995. The increase is primarily due to an increase in other noninterest income of approximately $111,000 and net securities gains of approximately $37,000, which was partially offset by a decrease of approximately $55,000 in service charges on deposits. The other noninterest income increase was approximately $13,000, $12,000, 11,000, $75,000, $40,000 in credit life commissions, other fees, trust income, recoveries of previously written off other real estate and credit cards, respectively, which were partially offset by a decrease of approximately $40,000 in printed check charges.

OTHER NONINTEREST EXPENSES

Total noninterest expenses decreased by approximately $396,000, or 8.5% for the three-months ended June 30, 1996, as compared to the same period ended in the preceding year. The decrease is due principally to the decreases of approximately $200,000 in salary and employee benefits, approximately $148,000 in occupancy expense and approximately $48,000 is other noninterest expense. The decrease in salary and employee benefits is due principally to the reduction in the number of employees. The Company had approximately 228 full time equivalent employees at June 30, 1996, compared with approximately 251 full time equivalent employees at June 30, 1995. The decrease in occupancy is primarily related to a decrease in repairs and maintenance due to the low cost of the new electronic data systems. The other noninterest expense decrease was principally due to the reduction in FDIC fees of approximately $197,000 and other noninterest expenses of approximately $14,000, while being partially offset by increases in data processing, office supplies and postage, cash and check losses, travel and entertainment and other noninterest expense of approximately $70,000, $44,000, $18,000, and $31,000 respectively.

INCOME TAX PROVISION

The effective tax rates reported for the three-months ended June 30, 1996 and 1995, were 30.4% and 24.1%, respectively.

RESULTS OF OPERATIONS
- ---------------------

For the six-months ended June 30, 1996 and 1995:

NET INTEREST INCOME

Net interest income after provision for loan losses for the six-month period ended June 30, 1996 was approximately $9,169,000 which was approximately $14,000 or .2% less than the $9,183,000 for the same period the year before. Total interest income increased by approximately $389,000 or 2.5% while total interest expense increased approximately $328,000 or 5.3% for the six-month period ended June 30, 1996 as compared to the six-months ended in the previous year. There was approximately $75,000 in provisions for loan losses for current period as compared with none in the six-month period ended June 30, 1995.

Yields on interest-bearing assets averaged 8.1% for the current period relatively unchanged from the same period the year before. Total average interest-bearing assets increased by approximately $11,181,000 or 3% for the current period when compared with the six-months ended June 30, 1995. Average loans for the six-months ended June 30, 1996 increased approximately $14,647,000 or 6.1% more than the average loans for the six-months ended June 30, 1995. The average yield on loans for the six-months ended June 30, 1996 was 9.5% compared with 9.6% for the six-months ended June 30, 1995.

Earnings from the loan portfolio have also been adversely affected by the Company's level of nonperforming assets. Nonaccrual loans and accruing loans contractually past due ninety days or more were $774,000 at June 30, 1996 as compared to $708,000 at December 31, 1995, representing an increase of approximately $66,000 or 9.3%. There was no other real estate at June 30, 1996.

Nonaccrual loans have increased approximately $46,000 or 9.1% for the six-month period ended June 30, 1996 to approximately $553,000 compared to approximately $507,000 at December 31, 1995. Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $33,000 during the six-month period ended June 30, 1996. Nonaccrual loan interest collected and reported in the six-month period ended June 30, 1996, was approximately $17,000.

Rates paid on interest-bearing liabilities averaged 4.4% for the six-months ended June 30, 1996 compared with 4.2% for the six-months ended June 30, 1995. Rates paid in the current six-month period on average are relatively the same as the rates paid on average for the year ended December 31, 1995. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase during the remainder of the year.

OTHER NONINTEREST INCOME

Total other income increased approximately $181,000 or 9.3% for the six-months ended June 30, 1996, as compared with the six-months ended June 30, 1995. The increase is primarily due to a decrease in other non interest income of approximately $253,000 and net gains on sales of investment securities of approximately $5,000, which was partially offset by a decrease in service charges on deposit accounts of approximately $77,000. The increase in other noninterest income was approximately $23,000, $35,000, $118,000, $75,000 and $5,000 in trust income, insurance commissions, credit card fees, a recovery on other real estate previous written down and other miscellaneous fees and income respectively; which, were partially offset by a decrease of approximately $3,000 in printed check charges.

OTHER NONINTEREST EXPENSES

Total noninterest expenses decreased by approximately $447,000, or 4.9% for the six-months ended June 30, 1996, as compared to the same period ended in the preceding year. The decrease is due principally to the decrease of approximately $350,000 in salary and employee benefits, a decrease of approximately $163,000 in net occupancy expense which was partially offset by an increase of approximately $66,000 in other noninterest expense. Salary and employee benefits decreased primarily as a result of the reduction in the number of full time employees. Net occupancy has decreased principally due to low cost of maintenance and repairs on the new electronic data processing systems. The increase in other noninterest expense was principally due to an increase in data processing credit card expense, advertising, repossession expense, travel and entertainment expense, cash short and check loss, and other noninterest expense of approximately $175,000, $41,000, $27,000, $19,000, $43,000,
$43,000 and $113,000 respectively, while being offset partially by a reduction in FDIC fees of approximately $395,000

INCOME TAX PROVISION

The effective tax rates reported for the six-months ended June 30, 1996 and 1995 were 30% and 25%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

For the six-months ended June 30, 1996, cash and cash equivalents decreased approximately $9,260,000 or 22% from December 31, 1995. Operating activities provided cash and cash equivalents of approximately $3,665,000, while investing and financing activities used approximately $785,000 and $12,140,000 respectively. Net income of approximately $1,934,000, depreciation and amortization not requiring the use of cash of approximately $1,258,000 and a decrease in other liabilities of approximately $568,000 were the principal sources of funds provided from operating activities while being partially offset by an increase in other assets of approximately $259,000.

Funds used by investing activities were principally from net loans originated of approximately $15,650,000, purchases of investment securities available-for-sale of approximately $18,461,000 and purchases of premises and equipment of approximately $400,000, while being partially offset by maturities and sales of investment securities available-for-sale of approximately $21,632,000 and $12,065,000 respectively.

The cash used by financing activities was principally due to the net decrease in deposits of approximately $8,879,000, a net decrease in federal funds purchased and securities sold under agreements to repurchase of approximately $2,372,000, payments on notes payable and capital lease obligations of approximately $337,000, purchase of treasury stock of approximately $1,128,000 and dividends paid of approximately $487,000. The cash used by financing was partially offset by proceeds from a note payable to bank of approximately $1,100,000.

CAPITAL RESOURCES

HHC and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 6% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 10%. The Federal Reserve Board ("Board") has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 Capital to average quarterly assets. The most highly rated bank holding companies will be required to maintain a minimum Tier 1 leverage ratio of 5%. The required ratio will be based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest-rate risk and liquidity. Bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

The following tables represent HHC's unaudited regulatory capital position at June 30, 1996:

          Risk Based Capital Ratios:             Amount       Ratio
                                              ------------   -------
                                                (thousands)

          Tier 1 Capital                     $     40,845     11.33%
          Tier 1 Capital minimum             $     21,630      6.00%
           requirement                        -----------    -------
          Excess                             $     19,215      5.33%
                                              ===========    =======
          Total Capital                      $     45,375     12.59%
          Total Capital minimum requirement  $     36,050     10.00%
                                              -----------    -------
          Excess                             $      9,325      2.59%
                                              ===========    =======
          Risk adjusted assets net of
          goodwill and
            excess loan loss allowance       $    360,503


          Leverage Ratio:
          Tier 1 Capital to adjusted total   $     40,845      9.53%
          assets ("Leverage Ratio")
          Minimum leverage requirement       $     21,429      5.00%
                                              -----------     ------
          Excess                             $     19,416      4.53%
                                              ===========     ======
          Average total assets, net of       $    428,580
          goodwill <F1>

<F1>Average total assets, net of goodwill for the three-months ended June 30, 1996.

HHC is a legal entity separate and distinct from its wholly owned subsidiaries HBT and FNBNWG. Most of the revenues of HHC result from dividends paid to it by HBT and FNBNWG. There are statutory and regulatory requirements applicable to the payment of dividends by HBT and FNBNWG as well as by HHC to its shareholders. HHC declared approximately $728,000, or $0.18 per share and had paid approximately $487,000, or $0.12 per share in cash dividends to its common shareholders for the six-months ended June 30, 1996. The dividend declared and unpaid of approximately $241,000 or $0.06 per share at June 30, 1996, was paid on July 19, 1996.

HARDWICK HOLDING COMPANY AND SUBSIDIARIES

PART II


ITEM 1.  LEGAL PROCEEDINGS

HHC is not aware of any material pending legal proceedings to which HHC or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 2.  CHANGES IN SECURITIES  - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  -None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-
    (a) Hardwick Holding Company 1996 Annual Meeting of Stockholders was held on April 19, 1996.

    (b) The following slate of directors was elected to serve the current year term:

      Thomas H. Bond                     Leon M. Ham III
      James M. Boring, Jr.               David J. Lance
      Kenneth E. Boring                  Marshall R. Mauldin
      W. R. Broaddus                     Norman McCoy
      Robert M. Chandler                 Michael Robinson
      Richard R. Cheatham

    (c) No matters, other than the election of the above slate of directors, were voted on at the annual meeting. A tabulation of votes concerning the election of the above slate of directors is as follows:

      Shares voted by proxy in favor                702,914
      Shares voted in person in favor             2,948,005
      Shares voted in person against                      0
      Shares abstained from voting                   18,733
                                                  ---------
             Total shares represented             3,669,692

ITEM 5. OTHER INFORMATION     -None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits. Exhibit 27 - Financial Data Schedule
        (b)  Reports on Form 8-K.  There were no reports on Form 8-K.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


CORPORATION              HARDWICK HOLDING COMPANY
- -----------              ------------------------

Date:     August 9, 1996      By:/s/ Michael Robinson
                                 --------------------
                                 Michael Robinson
                                 Executive Vice President,
                                 Chief Financial Officer
                                 (Principal Financial Officer
                                 and Duly Authorized Officer)