Form 10-Q
period 1996-09-30
HARDWICK HOLDING CO
filed 1996-11-14
CIK 787465

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                      ----------------------

                            FORM 10-Q


           Quarterly Report Under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For Quarter Ended SEPTEMBER 30, 1996    Commission File Number 33-43386
                  ------------------                           --------

                     HARDWICK HOLDING COMPANY
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         GEORGIA                                 58-1408388
-------------------------------               ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

One Hardwick Square, P.O. Box 1367, Dalton, GA.        30722-1367
-----------------------------------------------        -----------
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

Yes  X      No
    ---        ---
Number of shares of common stock outstanding at SEPTEMBER 30, 1996 4,005,914 Shares
----------------
HARDWICK HOLDING COMPANY AND SUBSIDIARIES


INDEX

                                                       Page No.

PART I-   FINANCIAL INFORMATION

          Consolidated Statements of Financial
          Position at September 30, 1996 and
          December 31, 1995                                 3

          Consolidated Statements of Income
          for the Three Months Ended September 30,
          1996 and 1995                                     4

          Consolidated Statements of Income
          for the Nine Months Ended September 30,
          1996 and 1995                                     5


          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30,
          1996 and 1995                                     6-7

          Notes to Unaudited Consolidated Financial
          Statements                                        8-10

          Management's Discussion and Analysis of
          Financial Position and Results of Operations      11-17

PART II-  OTHER INFORMATION                                 18

SIGNATURES                                                  19

                            HARDWICK HOLDING COMPANY
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                  (In thousands)

                                                                                       September 30,     December 31,
                                                                                           1996              1995
                             Assets                                                              (unaudited)
                                                                                       -------------     ------------
Cash and due from banks                                                                $    21,253        $  31,171
Federal funds sold                                                                          13,300           11,100
                                                                                        ----------        ---------
   Total cash and cash equivalents                                                          34,553           42,271
Investment securities, available-for-sale                                                  109,043          135,206
Loans, net                                                                                 265,563          239,189
Premises and equipment, net                                                                 15,421           16,410
Assets under capital lease, net                                                                663              817
Accrued interest receivable                                                                  3,654            3,674
Excess of cost over fair value of
   subsidiaries acquired, net of amortization                                                5,499            5,961
Other assets                                                                                 2,067            1,289
                                                                                        ----------         --------
   Total assets                                                                        $   436,463        $ 444,817
                                                                                        ==========         ========
                        Liabilities and Stockholders' Equity

Deposits-

Noninterest-bearing                                                                    $   85,080         $  84,104
Interest-bearing                                                                          296,244           305,847
                                                                                        ---------         ---------
   Total deposits                                                                         381,324           389,951
Fed funds purchased and securities sold under agreements to repurchase                      2,261             3,536
Other borrowed funds                                                                          325               381
Note payable to bank                                                                        1,100               250
Capital lease obligation                                                                      713               844
Other liabilities                                                                           4,227             3,025
                                                                                        ---------         ---------
   Total liabilities                                                                      389,950           397,987
                                                                                        ---------         ---------
Commitments and contingencies (Notes 2 and 4)
Stockholders' equity-
   Common stock, $.50 par value, 10,000,000 shares authorized,
      4,125,141 shares issued; 4,005,914 and 4,069,078 shares
      outstanding at September 30,1996 and December 31,1995, respectively                  2,063             2,063
   Additional paid-in capital                                                             20,233            20,233
   Retained earnings                                                                      27,173            25,284
   Unrealized losses on securities available-for-sale                                       (595)              421
   Less treasury stock, at cost, 119,227 and 56,063 shares at September 30,
      1996 and December 31, 1995, respectively
   Less deferred compensation from restricted stock plan                                    (205)             (223)
                                                                                        ---------         ---------
      Total stockholders' equity                                                           46,513           46,830
                                                                                        ---------         ---------
      Total liabilities and stockholders' equity                                       $  436,463        $ 444,817
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

                                  HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)
                                  (In thousands, except per share amounts)

                                                                             For the Three Months Ended
                                                                           --------------------------------
                                                                           September 30,      September 30,
INTEREST INCOME:                                                               1996              1995
                                                                           -------------      -------------
  Interest and fees on loans                                               $      6,324       $      6,120
  Interest on investment securities-
    Taxable                                                                       1,254              1,378
    Nontaxable                                                                      387                375
  Interest on fed funds sold                                                        117                134
        Total interest income                                                     8,082              8,007


INTEREST EXPENSE:
  Interest on deposits                                                            3,185              3,248
  Interest on securities sold under agreements to repurchase                         28                 94
  Interest on other borrowed funds                                                    8                 57
  Interest on note payable and capital lease obligations                             32                 28
        Total interest expense                                                    3,253              3,427

NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOAN LOSSES                                                                     4,829              4,580
PROVISION FOR LOAN LOSSES                                                           150                  0
NET INTEREST INCOME                                                               4,679              4,580
NONINTEREST INCOME:
  Service charges on deposit accounts                                               574                590
  Securities gains (losses), net                                                     (2)                 2
  Other noninterest income                                                          392                550
        Total noninterest income                                                    964              1,142

NONINTEREST EXPENSE:
  Salaries and employee benefits                                                  1,988              2,135
  Net occupancy expense                                                             852                881
  Other noninterest expense                                                       1,465              1,726
        Total noninterest expense                                                 4,305              4,742

INCOME BEFORE PROVISION FOR INCOME TAXES                                          1,338                980
PROVISION FOR INCOME TAXES                                                          416                204
NET INCOME                                                                  $       922       $        776
NET INCOME PER SHARE                                                        $      0.23       $       0.19

          (See notes to consolidated financial statements.)

                                 HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                                 (In thousands, except per share amounts)

                                                                              For the Nine Months Ended
                                                                          --------------------------------
                                                                          September 30,      September 30,
                                                                               1996              1995
                                                                          --------------------------------
INTEREST INCOME:
  Interest and fees on loans                                               $  18,383         $  17,688
  Interest on investment securities-
    Taxable                                                                    3,960             4,197
    Nontaxable                                                                 1,219             1,169
  Interest on fed funds sold                                                     310               354
                                                                            --------          --------
       Total interest income                                                  23,872            23,408
                                                                            --------          --------
INTEREST EXPENSE:
  Interest on deposits                                                         9,613             8,754
  Interest on securities sold under agreements to repurchase                      90               634
  Interest on other borrowed funds                                                23               164
  Interest on note payable and capital lease obligations                          73                93
                                                                            --------          --------
       Total interest expense                                                  9,799             9,645
                                                                            --------          --------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOAN LOSSES                                                                 14,073            13,763
PROVISION FOR LOAN LOSSES                                                        225                 0
                                                                            --------          --------
NET INTEREST INCOME                                                           13,848            13,763
                                                                            --------          --------
NONINTEREST INCOME:
  Service charges on deposit accounts                                          1,718             1,811
  Securities gains, net                                                            8                 7
  Other noninterest income                                                     1,355             1,260
                                                                            --------          --------
       Total noninterest income                                                3,081             3,078

NONINTEREST EXPENSE:
  Salaries and employee benefits                                               6,003             6,500
  Net occupancy expense                                                        2,538             2,730
  Other noninterest expense                                                    4,286             4,481
                                                                            --------          --------
       Total noninterest expense                                              12,827            13,711
                                                                            --------          --------
INCOME BEFORE PROVISION FOR INCOME TAXES                                       4,102             3,130
PROVISION FOR  INCOME TAXES                                                    1,246               740
                                                                            --------          --------
NET INCOME                                                                 $   2,856         $   2,390
                                                                            ========          ========

NET INCOME PER SHARE                                                       $    0.71         $     .59



      (See notes to consolidated financial statements.)

                                HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                            (In thousands)

                                                                                                    For the Nine Months
                                                                                                           Ended
                                                                                                        September 30,
                                                                                                      1996         1995
                                                                                                    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                      $  2,856      $  2,390
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses                                                                          225             0
    Provision for depreciation and amortization                                                      1,832         1,822
    Loss on disposition of premises and equipment                                                        2            76
    Accretion of investment security discounts                                                         100           (20)
    Deferred income tax provision                                                                       43             0
    Securities (gains), net                                                                             (8)           (7)
    Decrease in accrued interest receivable                                                             20            93
    (Increase) Decrease in other assets                                                               (487)          257
    Increase in other liabilities                                                                    1,202         1,725
                                                                                                   -------       -------
       Net cash provided by operating activities                                                     5,785         6,336
                                                                                                   -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities available-for-sale                              25,417           500
  Proceeds from maturities of investment securities held-to-maturity                                     0        15,979
  Proceeds from sales of investment securities available-for-sale                                   21,043         9,858
  Purchases of investment securities available-for-sale                                            (21,948)      (12,007)
  Purchases of investment securities held-to-maturity                                                    0        (2,173)
  Net cash flows from loans originated and principal collected on loans                            (26,374)      (12,517)
  Proceeds from disposal of premises and equipment                                                      46             0
  Purchases of premises and equipment                                                                 (514)       (1,477)
                                                                                                   -------       -------
       Net cash used in investing activities                                                        (2,330)       (1,837)
                                                                                                   -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits, NOW accounts, and savings accounts                               (8,862)       (4,842)
  Net cash flows from sales and maturities of certificates of deposit                                  235        12,954
  Net decrease in fed funds purchased and securities sold
       under agreement to repurchase                                                                (1,275)      (13,772)
  (Decrease) increase in other borrowed funds                                                          (56)        1,400
  Proceeds from note payable to bank                                                                 1,100             0
  Payments on note payable to bank and capital lease obligations                                      (381)         (173)
  Purchase of treasury stock, at cost                                                               (1,208)         (204)
  Proceeds from exercise of stock options                                                                0            72
  Payments of cash dividends                                                                          (726)         (653)
                                                                                                   -------       -------
       Net cash used in financing activities                                                      $(11,173)     $ (5,218)
                                                                                                   -------       -------

                                        HARDWICK HOLDING COMPANY
                                             & SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                              (Unaudited)
                                             (In Thousands)

                                                                                                   For the Nine Months Ended
                                                                                                         September 30,
                                                                                                   -------------------------
                                                                                                      1996           1995
                                                                                                   -------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               $  (7,718)    $     (719)

CASH AND CASH EQUIVALENTS, beginning of period                                                        42,271          29,221
                                                                                                    --------      ----------
CASH AND CASH EQUIVALENTS, end of period                                                           $  34,553     $    28,502
                                                                                                    ========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for Interest                                                        $   8,840     $     8,198
                                                                                                    ========      ==========
   Cash paid during the period for income taxes                                                    $   1,020     $       580
                                                                                                    ========      ==========
Noncash transactions during the period ended:

   Transfer of premises and equipment to other assets                                              $     211     $         0
                                                                                                    ========      ==========
   Issuance of treasury stock for deferred compensation plan                                       $       0     $       240
                                                                                                    ========      ==========
   Addition to assets under capital leases financed by capital lease obligations                   $       0     $       980
                                                                                                    ========      ==========

   Deduction from assets from abandonment of capital lease obligations                             $             $       338
                                                                                                    ========      ==========

   Transfer from loans to other real estate owned                                                  $       0     $        80
                                                                                                    ========      ==========




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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, although, in the opinion of management, such differences would not be significant.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at September 30, 1996, were approximately $63,648,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBT and FNBNWG, upon extension of credit is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $1,390,000 outstanding at September 30, 1996.

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

(5)       EARNINGS PER SHARE

Earnings per share is calculated on the basis of weighted average number of shares outstanding, which was 4,048,172 for the nine month period ended September 30, 1996 and 4,072,513 for the nine month period ended September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION
------------------

Total assets decreased by approximately $8,354,000 from approximately $444,817,000 at December 31, 1995, to approximately $436,463,000 at September 30, 1996. The principal fluctuations were in loans, investment securities, federal funds sold and cash and due from banks. Cash and due from banks decreased approximately $9,918,000, to approximately $21,253,000 as of September 30, 1996, from approximately $31, 171,000 at December 31, 1995. Investment securities decreased approximately $26,163,000 to approximately $109,043,000 at September 30, 1996, from approximately $135,206,000 at December 31, 1995. The decreases in cash and due from banks and investment securities were partially offset by an increase in net loans of approximately $26,374,000 or 11.03% from approximately $239,189,000 at December 31, 1995, to approximately $265,563,000 at September 30, 1996. HHC's cash and cash equivalents reflected a net decrease of approximately $7,718,000 or 18.3.0% for the nine month period ended September 30, 1996.

Savings and other interest-bearing deposit accounts decreased approximately $9,603,000 or 3.1% during the nine-months ended September 30, 1996, to approximately $296,244,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Although rates paid on deposit accounts have increased during the nine-months ended September 30, 1996, HHC has maintained its investment strategies and has remained competitive with the financial institutions in its market area. Average rates paid on deposits for the current period were approximately 4.4% compared to 3.8% for the same period in the preceding year.

At September 30, 1996, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.7%. At September 30, 1996, 57% of HHC's loans were in real estate loans (including mortgage and construction loans), 20% in commercial loans (including agricultural loans), 14% in consumer loans (including credit cards) and other loans were 9%. HHC's loan to deposit ratio was 69% at September 30, 1996, and 45% of all deposits were invested in time deposits.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines to draw from. At September 30, 1996 approximately $325,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the nine-months ended September 30, 1996:

Balance, December 31, 1995                                                                 $   46,830,000
Net income                                                                                      2,856,000
Change in unrealized gain on securities available-for-sale, net                                (1,016,000)
Purchase of treasury stock                                                                     (1,208,000)
Amortization of deferred compensation-restricted stock plan                                        18,000
Cash dividends declared                                                                          (967,000)
                                                                                            -------------
Balance, September 30, 1996                                                                $   46,513,000
                                                                                            =============

RESULTS OF OPERATIONS
---------------------

For the three-months ended September 30, 1996 and 1995:

NET INTEREST INCOME

Net interest income after provision for loan losses for the three-month period ended September 30, 1996 was approximately $4,679,000 which was $99,000 or 2.2% more than the $4,580,000 for the same period the year before. Total interest income increased by approximately $75,000 or 0.9% while total interest expense decreased approximately $174,000 or 5.1% for the three month period ended September 30, 1996, as compared to the three-months ended in the previous year. Approximately $150,000 was provided for loan losses during the three month period ended September
30, 1996, as a result of the continued growth in the loan portfolio of the Company.

Yields on interest-bearing assets were relatively the same for the quarter ended this year as compared with the preceding year. Total average interest-bearing assets increased by approximately $1,379,000 or 0.4% for the current period when compared with the three-months ended September 30, 1995. Average loans for the three-months ended September 30, 1996, increased approximately $19,159,000 or 7.8% more than the average loans for the three-months ended September 30, 1995. The average yield on loans for the three-months ended September 30, 1996, was 9.5%, down approximately .4% from the 9.9% for the three-months ended September 30, 1995.

Rates paid on interest-bearing liabilities were relatively unchanged for the three-months ended September 30, 1996 compared with the three-months ended September 30, 1995. Rates paid in the current three month period on average are relatively the same as the rates paid on average for the year ended December 31, 1995. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase during the remainder of the year.

OTHER NONINTEREST INCOME

Total other noninterest income decreased approximately $178,000 or 16% for the three-months ended September 30, 1996, as compared with the three-months ended September 30, 1995. The decrease is primarily due to a decrease in other gains from abandonment of capital leases of approximately $172,000, a decrease in net securities gains of approximately $4,000 and a decrease in service charges on deposit accounts of approximately $16,000. The decreases were partially offset by an increase in credit life commissions of approximately $4,000, other fees of $8,000 and trust income of approximately $12,000.

OTHER NONINTEREST EXPENSES

Total noninterest expenses decreased by approximately $178,000, or 15.6% for the three-months ended September 30, 1996, as compared to the same period ended in the preceding year. The decrease is due principally to the decreases of approximately $147,000 in salary and employee benefits, approximately $29,000 in occupancy expense and approximately $261,000 in other noninterest expense. The decrease in salary and employee benefits is due principally to the reduction in the number of employees. The Company had approximately 231 full time equivalent employees at September 30, 1996, compared with approximately 243 full time equivalent employees at September 30, 1995. The decrease in occupancy is primarily related to a decrease in repairs and maintenance due to the low cost of the new electronic data systems. The other noninterest expense decrease was principally due to the reduction in losses from the abandonment of software and computer equipment of approximately $338,000 while being offset partially by increases in data processing expense of approximately $88,000 and the decrease of the reversal of FDIC fees of approximately $11,000.

INCOME TAX PROVISION

The effective tax rates reported for the three-months ended
September 30, 1996 and 1995, were 31.1% and 20.8%, respectively.


RESULTS OF OPERATIONS
---------------------

For the nine-months ended September 30, 1996 and 1995:

NET INTEREST INCOME

Net interest income after provision for loan losses for the nine-month period ended September 30, 1996 was approximately $13,848,000 which was approximately $85,000 or 0.6% more than the $13,763,000 for the same period the year before. Total interest income increased by approximately $464,000 or 1.9% while total interest expense increased approximately $154,000 or 1.6% for the nine-month period ended September 30, 1996 as compared to the nine-months ended in the previous year. There was approximately $225,000 in provisions for loan losses for current period as compared with none in the nine-month period ended September 30, 1995. The provision is a result of the continued growth in the Company's loan portfolio.

Yields on interest-bearing assets averaged 8.3% for the current period compared with 8.1% for the same period the year before. Total average interest-bearing assets were relatively unchanged when compared with the nine-months ended September 30, 1995. Average loans for the nine-months ended September 30, 1996 increased approximately $7,321,000 or 3% more than the average loans for the nine-months ended September 30, 1995. The average yield on loans for the nine-months ended September 30, 1996 was relatively unchanged when compared with the nine-months ended September 30, 1995.

Earnings from the loan portfolio have also been adversely affected by the Company's level of nonperforming assets.
Nonaccrual loans and accruing loans contractually past due ninety days or more were $2,216,000 at September 30, 1996 as compared to $708,000 at December 31, 1995, representing an increase of approximately $1,508,000. There was no other real estate at September 30, 1996.

Nonaccrual loans have increased approximately $481,000 or 9.5% for the nine-month period ended September 30, 1996 to approximately $988,000 compared to approximately $507,000 at December 31, 1995. Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $48,000 during the nine-month period ended September 30, 1996. Nonaccrual loan interest collected and reported in the nine-month period ended September 30, 1996, was approximately $68,000.

Rates paid on interest-bearing liabilities averaged 4.4% for the nine-months ended September 30, 1996 compared with 3.9% for the nine-months ended September 30, 1995. Rates paid in the current nine-month period on average are relatively the same as the rates paid on average for the year ended December 31, 1995. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase during the remainder of the year.

OTHER NONINTEREST INCOME

Total other income was relatively unchanged for the current nine-months ended compared with the same period in the preceding year.

OTHER NONINTEREST EXPENSES

Total noninterest expenses decreased by approximately $884,000, or 6.4% for the nine-months ended September 30, 1996, as compared to the same period ended in the preceding year. The decrease is due principally to the decrease of approximately $497,000 in salary and employee benefits, a decrease of approximately $192,000 in net occupancy expense and a decrease of approximately $195,000 in other noninterest expense. Salary and employee benefits decreased primarily as a result of the reduction in the number of full time employees. Net occupancy has decreased principally due to low cost of maintenance and repairs on the new electronic data processing systems. Repairs and maintenance were down approximately $78,000, depreciation was down approximately $20,000, property taxes were down approximately $83,000 and other occupancy expense was down approximately $11,000. The decrease in other noninterest expense was due to decreases in FDIC fees of approximately $370,000; professional fees of approximately $21,000; supplies expense of approximately $46,000; dues and subscriptions of approximately $19,000; loss on disposition of assets of approximately $64,000 and ATM expense of approximately $37,000.

The decreases in other noninterest expenses were partially offset by increases in data processing of approximately $256,000; cash short and over of approximately $56,000; travel and entertainment of approximately $34,000 and advertising of approximately
$16,000.

INCOME TAX PROVISION

The effective tax rates reported for the nine-months ended
September 30, 1996 and 1995 were 30% and 24%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

For the nine-months ended September 30, 1996, cash and cash equivalents decreased approximately $7,718,000 or 18% from December 31, 1995. Operating activities provided cash and cash equivalents of approximately $5,785,000, while investing and financing activities used approximately $2,330,000 and $11,173,000 respectively. Net income of approximately $2,856,000, depreciation and amortization not requiring the use of cash of approximately $1,832,000 and a increase in other liabilities of approximately $1,208,000 were the principal sources of funds provided from operating activities while being partially offset by an increase in other assets of approximately $487,000.

Funds used by investing activities were principally from net loans originated of approximately $26,374,000, purchases of investment securities available-for-sale of approximately $21,948,000 and purchases of premises and equipment of approximately $514,000, while being partially offset by maturities and sales of investment securities available-for-sale of approximately $25,417,000 and $21,043,000 respectively.

The cash used by financing activities was principally due to the net decrease in deposits of approximately $8,862,000, a net decrease in federal funds purchased and securities sold under agreements to repurchase of approximately $1,275,000, payments on notes payable and capital lease obligations of approximately $381,000, purchase of treasury stock of approximately $1,208,000 and dividends paid of approximately $726,000. The cash used by financing was partially offset by proceeds from a note payable to bank of approximately $1,100,000.

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

The following tables represent HHC's unaudited regulatory capital position at September 30, 1996:

Risk Based Capital Ratios:                                           Amount               Ratio
                                                                  -----------             -----
                                                                  (thousands)

Tier 1 Capital                                                   $    41,014              12.74%
Tier 1 Capital minimum requirement                               $    19,309               6.00%
                                                                  ----------              -----
Excess                                                           $    21,705               6.74%
                                                                  ==========              =====

Total Capital                                                    $    45,068              14.00%
Total Capital minimum requirement                                $    32,182              10.00%
                                                                  ----------              -----
Excess                                                           $    12,886               4.00%
                                                                  ==========              =====
Risk adjusted assets net of goodwill and
  excess loan loss allowance                                     $   321,818

Leverage Ratio:
Tier 1 Capital to adjusted total assets
("Leverage Ratio")                                               $    41,014               9.59%

Minimum leverage requirement                                     $    21,388               5.00%
                                                                  ----------              -----
Excess                                                           $    19,626               4.59%
                                                                  ==========              =====

Average total assets, net of goodwill <F1>                       $    427,758

<F1> Average total assets, net of goodwill for the three-months ended September 30, 1996.

HHC is a legal entity separate and distinct from its wholly owned subsidiaries HBT and FNBNWG. Most of the revenues of HHC result from dividends paid to it by HBT and FNBNWG. There are statutory and regulatory requirements applicable to the payment of dividends by HBT and FNBNWG as well as by HHC to its shareholders. HHC declared approximately $967,000, or $0.24 per share and had paid approximately $726,000, or $0.18 per share in cash dividends to its common shareholders for the nine-months ended September 30, 1996. The dividend declared and unpaid of approximately $241,000 or $0.06 per share at September 30, 1996, was paid on October 19, 1996.

On October 19,1996, HHC declared and paid a special dividend of $.20 per common share to its common shareholders for recognition of twenty years of ownership. The funds were provided by a special dividend to HHC by HBT, which was approved by the Georgia Department of Banking and Finance.

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


ITEM 2.   CHANGES IN SECURITIES    - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES    - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None

ITEM 5.   OTHER INFORMATION   - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.)  Exhibits
               --------
               Exhibit 10.4 - Restricted Stock Award Agreement by and among Hardwick Holding Company, First National Bank of Northwest Georgia, and Sam Smith.

               Exhibit 10-5 - Restricted Stock Award Agreement by and among Hardwick Holding Company, First National Bank of Northwest Georgia, and Richard E. Drews

               Exhibit  27- Financial Data Schedule (for SEC use only)

          b.)  Reports on Form 8-K.  There were no reports on Form 8-K.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


CORPORATION                      HARDWICK HOLDING COMPANY
-----------                      ------------------------

Date:  November 11, 1996         By: /s/Michael Robinson
                                     Michael Robinson
                                     Executive Vice President,
                                     Chief Financial Officer
                                     (Principal Financial Officer
                                     and Duly Authorized Officer)