Form 10-K
period 1996-12-31
HARDWICK HOLDING CO
filed 1997-03-31
CIK 787465

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-K

  /x/         Annual Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

               For the Fiscal Year Ended December 31, 1996

                     Commission File Number 33-43386
 / /        Transition Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

                         Hardwick Holding Company
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                   Georgia                           58-1408388
        ---------------------------------------------------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation of organization)      Identification  No.)


     One Hardwick Square, P. O. Box 1367, Dalton, Georgia 30722-1367
     ---------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (706) 217-3950

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the Registrant (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days. YES X    NO
                         ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE. Registrant is not required to be registered under the Securities Exchange Act of 1934.

     Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 15, 1997; $17,737,180 based on 886,859 shares outstanding at $20.00 per share (the last sale price known to the Registrant of the Common Stock, for which there is no established public trading market).

     At March 15, 1997, there were issued 4,161,141 shares of Common Stock, par value $0.50 per share, of which 4,031,597 were outstanding.
ITEM 1.  BUSINESS.

General
-------

     Hardwick Holding Company ("Hardwick or Registrant or Company") is a two-bank holding company headquartered in Dalton, Georgia. Full-service banking and trust businesses are presently conducted by its banking subsidiaries, Hardwick Bank & Trust Company ("Hardwick Bank") and First National Bank of Northwest Georgia ("Northwest Bank") (collectively referred to as the "Banks"). Hardwick serves Whitfield, Gordon, Bartow and surrounding counties in northwest Georgia. Northwest Bank operates under the trade names "Calhoun First National Bank" in Gordon County and "Peoples First National Bank" in Bartow County. Through its bank subsidiaries, Hardwick provides such customary types of banking services as checking accounts, savings accounts, time deposits, safe deposit facilities and fund transfers. Hardwick also finances commercial transactions, makes secured and unsecured loans to individuals and provides other financial services. Unless the context otherwise requires, the term "Hardwick", "Company" or "Registrant," whenever used herein, means Hardwick Holding Company, Hardwick Bank & Trust Company and First National Bank of Northwest Georgia, collectively. The principal executive offices of Hardwick are located at One Hardwick Square, Dalton, Georgia 30722-1367 and its telephone number at that address is (706) 217-3950.

Market
------

     The Banks conduct banking activities primarily in Whitfield, Gordon, Bartow and surrounding counties in northwest Georgia. Over 40% of the workforce in Hardwick's market area is employed by companies in the carpet industry. Another significant portion of Hardwick's customers are employed by industries directly or indirectly related to the carpet industry. Other major employers in the area include Anheuser-Bush, Inc., ConAgra Broiler Co., Outboard Marine Corporation and Torrington Industries.

Deposits
--------

     The Banks offer a full range of depository accounts and services to both consumers and businesses. At December 31, 1996, Hardwick's deposit base, totaling approximately $394 million, including approximately $86 million in noninterest-bearing transaction accounts (22% of total deposits). Interest-bearing transaction accounts were approximately $130 million (33% of total deposits), which includes approximately $34 million in money market accounts, approximately $28 million in savings deposits and approximately $68 million in NOW accounts. Also included in total deposits was approximately $126 million in time deposits in amounts of less than $100,000 (32% of total deposits) and approximately $52 million in time deposits of $100,000 or more (13% of total deposits).

Loans
-----

     The Banks make both secured and unsecured loans to individuals, firms, corporations and governmental entities and offer both consumer and commercial loans, including various types of credit for the Banks' customers. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1996, real estate (including mortgage construction loans), commercial (including agricultural loans), consumer and other loans represented approximately 58%, 19%, 14% and 9%, respectively, of Hardwick's total loan portfolio. The real estate loans made by the Banks included real estate construction, acquisition and development loans, as well as loans for other purposes which are secured by real estate.

Lending Policy
--------------

     The current lending policy of the Banks is to offer consumer, real estate and commercial credit services to individuals and entities that meet the Banks' credit standards. The Banks provide each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Banks to loan officers, each of whom is limited in the amount of secured and unsecured loans which he can make to a single borrower or related group of borrowers.

     The Board of Directors of Hardwick is responsible for approving and monitoring the Banks' loan policy. The procedures to be followed are the responsibility of the Board of Directors and management of each of the Banks. All extensions of credit over $2,175,000 at Hardwick Bank and all extensions of credit over $300,000 at Northwest Bank require approval by the Executive Loan Committee.

                               2
Loan Review and Nonperforming Assets
------------------------------------

     Loan review and nonperforming assets review are the specific responsibility of the full-time loan review officer at each bank. The loan review officer's responsibility is to assign a rating to loans as they are made and to add to the troubled loans or watch list of each bank as applicable. The loan review officer has the responsibility of initially reviewing all credits of $200,000 or more at the Banks. The loan review officer has the responsibility of reviewing with the Executive Loan Committee of the Board of Directors at least annually those credit concentrations over $500,000 at Hardwick Bank. The loan review officer of Northwest Bank has the responsibility of reviewing each lending officer's entire portfolio at least once annually and reviewing with the Executive Loan Committee of the Board of Directors those credits of concern or of which have declining trends as identified during the loan review process. The loan review officers have the responsibility of reviewing with the full Board of each bank on a quarterly basis the reserve for possible loan losses and advising the Board as to the adequacy of the reserve level based on both present and historical account information.

Asset/Liability Management
--------------------------

     The Board of Directors of Hardwick is charged with establishing policies to manage the assets and liabilities of the Banks. The task of the Board of Directors of each Bank is to manage asset growth, net interest margin, liquidity and capital. This is accomplished by planning funds availability for increases in loan demand and decreases in deposit liabilities. The Executive Committee of the Boards of Directors of the Banks regularly monitor changes in interest rates, which is necessary to control interest rate risk. The asset/liability management responsibilities include the maximization of earnings while assuring liquidity for funding requirements and effectively controlling interest rate risk.

Investment Portfolio
--------------------

     The Banks' investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. Individual transaction and portfolio composition performance are reviewed and approved by the Executive Committee of the Board of each Bank.

Employees
---------

     Hardwick employs approximately 220 persons on a full-time basis and 24 persons on a part-time basis. Hardwick is not a party to any collective bargaining agreement, and it believes that its employee relations are good.

Competition
-----------

     The banking business is highly competitive. Hardwick competes with fourteen (14) other financial institutions in Bartow, Gordon, Whitfield and surrounding counties in the northwest Georgia area. The Banks also compete with other financial service organizations, including finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Banks operate.


Supervision and Regulation
--------------------------

     Hardwick is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "Act"). As a bank holding company, Hardwick is required to file with the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the Act. The Federal Reserve may also make examinations of Hardwick.

     The Act requires every bank holding company to obtain prior approval of the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than five percent (5%) of the voting shares of any bank that is not already controlled;
(ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and
(iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in nonbanking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by

                               3
regulation or order to be closely related to banking are making or servicing loans and certain types of leases, performing certain data processing services, acting as fiduciary or investment or financial advisors, providing full-service brokerage under certain conditions, underwriting bank eligible securities, underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries, and making investments in corporations or projects designed primarily to promote community welfare.

     The laws of Georgia require annual registration with the Department of Banking and Finance (the "DBF") by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations, management and intercompany relationships of a bank holding company and its subsidiaries and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may make examinations of each bank holding company and each bank subsidiary thereof other than a national bank.

     Northwest Bank is a national bank chartered under the National Bank Act and is subject to the supervision of and is regularly examined by the Office of Comptroller of the Currency (the "OCC"). The OCC regulates or monitors all areas of Northwest Bank's operations and activities, including reserves, loans, mergers, issuance of securities, payments of dividends, interest rates and establishment of branches. Northwest Bank is a member of the Federal Reserve System and is subject to the regulation of the Federal Reserve Board.

     Hardwick Bank, as a state bank, is subject to the supervision of , and is regulated by, the Federal Deposit Insurance Corporation (the "FDIC") and the DBF. Both the FDIC and DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving state-chartered banks.

     The Banks are insured by the FDIC. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provision having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities and preventing the development or continuance of unsound and unsafe banking practices. The FDIC also has the authority to recommend to the appropriate federal agency supervising an insured bank that the agency take informal action against such institution and to act to implement the enforcement action itself if the agency fails to follow the FDIC's recommendation. The FDIC also has the authority to examine all insured banks.

     Hardwick is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Banks to Hardwick, (ii) investments in the stock or securities of Hardwick by the Banks, (iii) the Banks' taking the stock or securities of an "affiliate" as collateral for loans by the Banks to a borrower and (iv) the purchase of assets from Hardwick by the Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Federal Reserve and the OCC have implemented risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum standard of total capital (as defined) to risk-rated assets of eight percent (8%); (2) minimum Tier One Capital (as defined) to risk-rated assets of four percent (4%); and (3) a minimum stockholders' equity to risk-rated assets of four percent (4%). In addition, the Federal Reserve has established a minimum three percent (3%) leverage ratio of Tier One Capital to total quarterly average assets for the most highly rated banks. "Tier One Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the OCC will require a bank holding company to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well diversified risks in the opinion of the Federal Reserve or the OCC. The Federal Reserve and the OCC use the leverage ratios in tandem with the risk-based ratio to assess capital adequacy of banks and bank holding companies, as applicable.

     In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 ( the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.


                                     4

     The FDIC and the OCC have adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%;
(3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% and a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC and OCC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC and OCC regulations, both of the Banks were "well capitalized" institutions at December 31, 1996.

     Set forth below are pertinent capital ratios for Hardwick, Hardwick Bank and Northwest Bank as of December 31, 1996:

                                                                  Hardwick         Northwest
          Minimum Capital Requirements            Hardwick          Bank             Bank

Tier 1 Capital to Risk-Based                        12.34%        12.13% <F1>        11.68% <F1>
         Assets: 4.00%

Total Capital to Risk-Based                         13.60%        13.39% <F2>        12.94% <F2>
         Assets:  8.00%

Leverage Ratio ( Tier 1 Capital to
  Total Quarterly Average Assets):  3.00%            9.55%         9.30% <F3>         8.45% <F3>

________________________

<F1> Minimum for "Well Capitalized" Banks =  6%
<F2> Minimum for "Well Capitalized" Banks =  10%
<F3> Minimum for "Well Capitalized" Banks =  5%

Payment of Dividends
--------------------

     The Registrant is a legal entity separate and distinct from the Banks. Most of the revenues of the Registrant result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by the Registrant to its shareholders.

     Hardwick Bank is a state-chartered bank which is regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF only if the bank meets all of the following requirements:

     (a) Total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

     (b) The aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

     (c) The ratio of equity capital to adjusted assets shall not be less than 6%.

     Northwest Bank, as a National Banking Association, is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by the Board of Directors of such bank in any year will exceed the total of (1) such bank's net profits (as defined and interpreted by regulation) for that year, plus (2) the retained net profits (as defined and interpreted by regulation) of the preceding two years, less any required transfers to surplus.

                               5
     The payment of dividends by the Registrant and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The OCC and the FDIC have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     During 1996, Hardwick Bank requested and received permission from DBF to pay a special one-time dividend of $3,000,000 to Hardwick. The purpose of the dividend was to pay off debt under an existing line of credit and to be used to purchase treasury stock.

     At December 31, 1996, retained earnings available from the Banks to pay dividends totaled approximately $3.1 million. For
1996, Hardwick's cash dividend declared to stockholders was 56% of net income.

Monetary Policy
---------------

     The results of operations of Hardwick are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System. The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels and loan demand on the business and earnings of Hardwick.

Recent Legislation
------------------

     On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test, which compares an institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test, which evaluates the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which evaluates an institution's record of investments in organizations designed to foster community development, small and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon Hardwick and the Banks.

     Congress and various federal agencies (including, in addition to the bank regulatory agencies, HUD, the Federal Trade Commission, and the Department of Justice) (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

     On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining whether lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a

                               6
discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

     On September 23, 1994, President Clinton signed the Reigle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

     On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amended federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997.
States have the authority to authorize interstate branching prior to June 1, 1997 or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Code were superseded by the Federal Interstate Bill.

     In 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any bank located in Georgia or group of affiliated banks under one holding company to establish new or additional branch banks in up to three additional counties any where within the state of Georgia where the bank does not currently have operations. After July 1, 1998, all restrictions on state wide branching will be removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching of banks within a county via merger or consolidation with an existing bank or in certain other limited circumstances.

FDIC Insurance Assessments
--------------------------

     The Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). In the first six months of 1995, the Banks were assessed $.23 per $100 of deposits based upon a risk-based system whereby banks are assessed on a sliding scale depending upon their placement in nine separate supervisory categories, from $.23 per $100 for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average $.25 per $100 of deposits.

     On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits while retaining the $.31 level for the riskiest banks.
The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded $218,000 to the Banks for premium overpayments in the second and third quarters of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to $0 for the highest rated institutions (92% of the industry). As a result, the Banks paid only the legally required annual minimum payment of $2,000 per year for insurance beginning in January 1996. Had the current rates been in effect for all of 1995 and 1994, the annual FDIC insurance premiums paid by the Banks would have been reduced by $405,000 and $812,000, respectively.

     On September 29, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted (the "1996 Act").
This act's chief accomplishment was to provide for the recapitalization of the Savings Association Insurance
Fund ("SAIF") by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits and to provide that beginning in 1997, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation ("FICO") bonds issued in the late 1980s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments in 1997, 1998 and 1999. After 1999, all FDIC-insured institutions will pay the same assessment rates. For the first six months of 1997, the assessment for the FICO bond payments will be $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. The FDIC announced on November 26, 1996 that the premium for the first six months of 1997 for deposit insurance assessments would range from $0 to $.27 per $100 of deposits with 94% of banks paying nothing for deposit insurance. One of the provisions of the 1996 Act was to eliminate the minimum
$2,000 per year charge for deposit insurance. As a result, the Banks will pay no premium for deposit insurance in the first six months of 1997 and a first quarter FICO bond assessment of $12,000. The 1996 Act also provided for certain limited regulatory relief and modifications to certain out-of-date regulations.

                               7

ITEM 2.  PROPERTIES.

     Hardwick Bank's main office is owned by the Bank and is located at Hardwick Square in Dalton, Georgia, and consists of approximately 60,000 square feet of usable office space.
Hardwick Bank has four branch offices, all of which are owned by it, and one free standing automated teller machine, which is on leased premises. The Cleveland Road branch is located at 1440 Cleveland Highway, Dalton, Georgia, and contains approximately 3,700 square feet of office space and one automated teller machine. The East Side branch is located at 2500 E. Walnut Avenue, Dalton, Georgia, and contains approximately 4,000 square feet of office space. The East Side office has an automated teller machine on the premises. The Westcott branch is located at 905 Thornton Avenue, Dalton, Georgia, and contains approximately 4,200 square feet of office space. The Westcott branch also has an automated teller machine on the premises. The Tunnel Hill Branch is located at 3617 Chattanooga Road, Tunnel Hill, Georgia, and contains approximately 3,700 square feet of office space as well as an automated teller machine. Hardwick Bank's free standing automated teller machine is located at 1807 West Walnut Avenue, Dalton, Georgia, on leased premises in the Dalton Shopping Center. The lease is scheduled to expire in October 1998.

     Northwest Bank's main banking office is owned by the Bank and is located at 215 North Wall Street, Calhoun, Georgia, and contains approximately 18,500 square feet of office space. An automated teller machine is located on the premises of the main office. Additional facilities at the main office include a drive-in teller facility, a personnel center, an operations center and a storage building totaling approximately 16,000 square feet. Northwest Bank has three branch offices. One branch is located at Highway 53, Calhoun, Georgia, and contains approximately 4,000 square feet of space and has an automated teller machine on the premises. Northwest Bank has two branch offices in Bartow County; the main branch is located at 314 E. Main Street in Cartersville, Georgia, with approximately 18,000 square feet of office space as well as a 1,400-square-foot drive-in banking facility and an automated teller machine. The other Cartersville branch is located at U.S. HWY 41 and has approximately 3,200 square feet of office space as well as an automated teller machine. None of the properties of the Company
or its subsidiaries are subject to encumbrances.   The Registrant
is not aware of any material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of its fiscal year.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Stock
-----

     There is no established public trading market for the Registrant's common stock.

     The Registrant purchased 67,249 shares of the Registrant's stock in sixteen transactions during 1996, ranging from 50 shares to 55,033 shares, in which 1,570 shares were purchased at $17.50 per share and 65,679 shares were purchased at $20.00 per share. To the Registrant's knowledge, these were the only trades during 1996.

     On December 5, 1996 Hardwick Holding Company made an offer to purchase for cash from its shareholders up to 25,575 shares of its common stock at a purchase price of $20.00 per share (the "Tender Offer"). Under the terms of the Tender Offer, shareholders who elected to tender their shares of Common Stock were required to tender all shares of Common Stock owned by them, provided, however, that the Company would not purchase more than 100 shares of Common Stock from any one shareholder. The purpose of the Tender Offer was to encourage a sufficient number of the Company's shareholders to tender all of their shares to cause the number of shareholders of record to fall below 300, thus permitting the Company to suspend its filings under the Securities Exchange Act of 1934, as amended. Approximately 110 of the Company's 344 shareholders of record as of December 5, 1996 held fewer than 100 shares each. Due to lack of interest in the Tender Offer, the Registrant terminated it effective
February 19, 1997.  As a  result, the primary goal of the Tender
Offer was not met.

     Between February 20, 1997 and March 15, 1997, there were 3,632 shares of treasury stock purchased by the Registrant at $20.00 per share. There were 342 holders of record of the Registrant's common stock as of December 31, 1996, and at March 15, 1997, there were 338 holders of record of the Registrant's common stock.

                               8

     The Registrant purchased 15,050 shares of the Registrant's stock in sixteen transactions during 1995, ranging from 60 shares to 3,000 shares, with a price range of $16.00 to $17.00 per share. To the Registrant's knowledge, these were the only trades during 1995.

Dividends
---------

     The Registrant paid quarterly cash dividends of $.06 per share on January 19, 1996, April 19, 1996, July 19, 1996 and October 19, 1996, and on October 19, 1996, a special cash dividend of $.20 per share was paid for a total of $.44 per share for the year ended December 31, 1996. On November 20,
1996, the Registrant declared the dividend for the first quarter of 1997 at $.06 per share for shareholders of record as of November 20, 1996, payable on January 19, 1997. The Registrant intends to pay quarterly cash dividends in 1997. However, the amount and frequency of dividends will be determined by the Registrant's
Board of Directors with the consideration of the earnings, capital requirements and the financial condition of the Registrant, and no assurances can be given that dividends will be declared in the future.


                               9
ITEM 6. SELECTED FINANCIAL DATA.

                                                             For the Years Ended December 31,
                                                             --------------------------------

                                                    1996        1995        1994         1993        1992
                                                    ----        ----        ----         ----        ----
                                                        (Dollars in thousands, except per share data)
BALANCE SHEET

Total assets                                $      452,061     444,817     427,892      425,631     429,972
Loans, net                                  $      271,470     239,189     227,844      212,030     234,320
Investment securities                       $      120,166     135,306     140,894      154,425     113,038
Federal funds sold                          $        7,000      11,000       2,500        5,800      21,820
Deposits                                    $      393,940     389,951     360,515      365,566     377,602
FHLB advances                               $          306         381           0            0           0
Note payable                                $            0         250         750            0           0
Stockholders' equity                        $       46,977      46,830      43,380       42,345      39,875

OPERATING DATA

Interest income                             $       32,273      31,526      28,413       29,334      32,208
Interest expense                            $       13,169      13,062      10,173       11,081      14,445

      Net interest income                   $       19,104      18,464      18,240       18,253      17,763

Provision for loan losses                   $          396           0       (600)        1,350       1,575

Net interest income after
     provision for loan losses              $       18,708      18,464      18,840       16,903      16,188

Noninterest income                          $        4,082       4,074       4,197        3,865       3,920
Noninterest expense                         $       17,540      18,311      17,934       17,249      16,530
Income tax expense                          $        1,680       1,004       1,352          850         841

Cumulative effect of change in
accounting principle                        $            0           0           0          583           0
     Net income                             $        3,570       3,223       3,751        3,252       2,737

Net income per share                        $          .89         .79         .91          .79 <F1>    .67

Dividends paid per share                    $          .44         .22         .20          .18         .16

SELECTED FINANCIAL RATIOS
AND OTHER DATA

Return on average assets                             0.82%       0.75%       0.88%        0.75%       0.64%
Return on average equity                             7.66%       7.14%       8.68%        7.90%       7.07%
Noninterest expense to average assets                4.04%       4.28%       4.19%        3.99%       3.89%
Equity to assets                                    10.39%      10.53%      10.14%        9.95%       9.26%

<F1> NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE WAS $.65.

                                    10

                                 PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

RESULTS OF OPERATIONS
---------------------

Net Income
----------

     Hardwick reported net income of $3,570,000 for 1996 compared with net income in 1995 of $3,223,000. The increase in net income is due primarily to an increase in net interest income and a decrease in noninterest expense. Net interest income of the Registrant increased approximately $640,000, or 3.47%, over 1995 net interest income. Noninterest expense decreased by approximately $771,000, or 4.21%, less than noninterest expense for 1995. The decrease in noninterest expense was due to a decrease in salary and employee benefits of approximately $656,000, a 7.29% decrease compared with 1995 salary and employee benefits.
Net occupancy expense decreased by approximately $182,000, or 5.08%, compared with 1995 net occupancy expense. All other noninterest expense increased approximately $67,000, which was primarily due to an increase in data processing and credit card expense partially offset by a decrease in FDIC insurance premiums. Data processing expense increased by approximately $362,000, and credit card expense increased approximately
$112,000. FDIC insurance premiums were approximately $4,000 for 1996 as compared with $407,000 for 1995, a decrease of approximately 99%.

     During 1996, the Registrant recorded approximately $396,000 in provision for loan losses. The provision was a result of a 38.02% increase in nonperforming assets from December 31, 1995 to December 31, 1996, of which loans past due ninety days and still accruing increased by approximately $350,000, or 174%, during 1996. Approximately 40% of the workforce in the Registrant's market area are employed in the tufted carpet industry. In recent years, the larger, vertically integrated manufacturers have increased their market share, thereby negatively affecting the smaller independent tufters, dyeing and finishing operators, which make up a significant part of the Registrant's business. Any downturns in the carpet industry could have a negative effect on the results of operations of the Registrant. There was no loan loss provision in 1995.

     Loan loss reserves as a percent of loans (net of unearned income and fees) were 2.44%, 2.69% and 2.8% at December 31, 1996, 1995 and 1994, respectively. Loan loss reserves at December 31, 1996, 1995 and 1994 were 6.5, 8.4 and 4.4, respectively, times nonperforming assets.

     At December 31, 1996, nonperforming assets were approximately $1,049,000. Of the total nonperforming assets, approximately $449,000 is carried as nonaccrual loans, approximately $551,000 is in loans 90 days past due and still accruing and approximately $49,000 is carried in restructured loans.

     Hardwick's 1995 net income of approximately $3,223,000 compares to net income of $3,751,000 for 1994. The financial results were affected by the charge-off of computer software and hardware of approximately $300,000, an increase in office supplies and printing cost of approximately $136,000 associated with a data processing conversion, and a decline in securities gains of approximately $314,000. There was no provision for loan losses in 1995 compared with a negative provision in 1994 of approximately $600,000. Net interest income in 1995 was up approximately $224,000, or 1.23%, compared with 1994 net interest income.

Net Interest Income (Taxable Equivalent Basis)
----------------------------------------------

     In 1996, Hardwick's net interest income was $20,023,000 on average earning assets of $385,067,000, an increase of approximately $730,000 compared with the net interest income of $19,293,000 on average earning assets of $377,287,000 in the
prior year.   The net interest margin for 1996 was 5.2% compared
with 5.1% for 1995, reflecting an increase of approximately .1%.


     Net interest income in 1995 of $19,293,000 was up .9%, or $173,000, over the $19,120,000 reported in 1994. The net interest margin remained relatively unchanged at 5.1% for 1995 and 1994.


                              11
Net Yield on Earning Assets
---------------------------

     Hardwick's net interest income is influenced by changes in interest rates as well as volume. Average earning assets increased approximately 2.1% during 1996, or approximately $7,780,000. The average yield on interest-earning assets remained relatively unchanged at 8.6%.

     During 1996, average interest-bearing liabilities decreased approximately .04%, or approximately $108,000, primarily due to decreases in borrowings from the Federal Home Loan Bank, note payable to bank, capital lease obligations, repurchase agreements, savings deposits and interest-bearing transaction accounts while being partially offset by increases in time deposits. The average cost of interest-bearing liabilities remained relatively the same at 4.3% for 1996 and 1995. Average noninterest-bearing deposits have increased by approximately $3,506,000, or 4.4%, from 1995 to 1996.

     During 1995, average interest-bearing liabilities increased approximately .3% primarily due to increases in borrowings from the Federal Home Loan Bank, note payable to bank, capital lease obligations and time deposits while being partially offset by decreases in repurchase agreements, savings deposits and transaction accounts. The average cost of interest-bearing liabilities increased from 3.4% in 1994 to 4.3% in 1995. Average noninterest-bearing deposits decreased by approximately $2,192,000 from 1994 to 1995 due to movements to interest-bearing time deposit accounts.

Noninterest Income
------------------

     Noninterest income increased approximately $8,000, or .2%, during 1996, due primarily to an increase in trust income of approximately $42,000, credit life commissions of approximately $27,000 and other miscellaneous income of approximately $35,000 which was partially offset by a decrease in service charges on deposit accounts of approximately $93,000 and a decrease in net gains realized on the sale of investment securities of approximately $2,000. Noninterest income decreased approximately 2.9% during 1995, due primarily to decreases in net gains on sales and calls of investment securities, which was partially offset by the net gain from abandonment of a capitalized lease obligation.

Noninterest Expense
-------------------

     Noninterest expense for 1996 was $17,540,000 compared to $18,311,000 for 1995, a decrease of 4.2%. The decrease in noninterest expense was due to a decrease in salary and employee benefits of approximately $656,000, a 7.29% decrease compared with 1995 salary and employee benefits, and a decrease in net occupancy expense of approximately $182,000, or 5.08%, compared with 1995 net occupancy expense. All other noninterest expense increased approximately $67,000, which was primarily due to an increase in data processing and credit card expense, while being partially offset by a decrease in FDIC insurance premiums. Data processing expense increased by approximately $362,000, and credit card expense increased approximately $112,000. FDIC insurance premiums were approximately $4,000 for 1996 as compared with $407,000 for 1995, a decrease of approximately 99%.

     Net occupancy and equipment costs for 1996 were $3,402,000 compared to $3,584,000 in 1995, a decrease of approximately $182,000, or 5.1%. The decreases in net occupancy costs reflect savings on maintenance and repairs of having relatively new systems hardware and related equipment.

     Noninterest expense for 1995 was $18,311,000 compared to $17,934,000 for 1994, an increase of 2.1%. The increase of approximately $377,000 is primarily due to increases in salary and employee benefits of approximately $642,000, office and printing supplies of approximately $136,000, and the charge-off of computer software and hardware in connection with the outsourcing of data processing of approximately $300,000. The increases were partially off-set by decreases in FDIC insurance premiums of approximately $407,000 and a decrease in professional fees of approximately $507,000. Net noninterest expense (defined as noninterest expense, less noninterest income, as a percentage of average assets) was 3.1%, 3.3% and 3.2% for 1996, 1995 and 1994, respectively.

Income Taxes
------------

     Hardwick recorded an income tax provision of $1,680,000, $1,004,000, and $1,352,000 for 1996, 1995, 1994, respectively.
The provision as a percentage of income before taxes reflects effective rates of 32.0%, 23.8%, and 26.5% for 1996, 1995, and
1994, respectively. Note 7 to Hardwick's consolidated financial statements presents additional information.

                               12
Investment Securities Available for Sale
----------------------------------------

     Investment securities available for sale decreased approximately $15,040,000 during 1996 from $135,206,000 at
December 31, 1995 to $120,166,000 at December 31, 1996.  At
December 31, 1996, there was a net unrealized gain, net of taxes, of approximately $324,000 on securities available-for-sale compared with a net unrealized gain, net of taxes, of approximately
$421,000 at December 31, 1995. As securities matured, their proceeds were used to fund loans and provide liquidity.
Management anticipates that the majority of future investment portfolio purchases will continue to be made in taxable investment securities, concentrating on fixed and variable rate securities that complement rate sensitivity and liquidity considerations.

Loans
-----

     Net loans, the largest category of earning assets at December 31, 1996, increased by approximately $32,281,000, or 13.5% when compared with net loans at December 31, 1995. Average net loans represented 66.2% of total average earning assets during 1996, while net loans at December 31, 1996 represented 60.1% of total assets.

     During 1995, average loans increased approximately $18,845,000, or 8.6%, from 1994 and represented 62.8% of average interest-earning assets and 55.3% of average total assets. This is indicative of the increase in loan demand that has been experienced in the Hardwick market during 1995. All segments of the loan portfolio experienced increases in outstanding balances at December 31, 1995 when compared with December 31, 1994, except for real estate loans.

     At December 31, 1996, approximately 58.0% of Hardwick's loan portfolio was collateralized by real estate. The Boards of Directors of the Banks have given direction to the lending personnel to obtain, when possible, real estate as the primary collateral rather than blanket liens on accounts receivable, inventories, furniture and fixtures, and equipment. Extensions of credit are made based upon the ability of the customer to repay from cash flows and not from the ultimate sale of the underlying collateral. The value of real estate as the underlying collateral is dependent upon the economic conditions within Hardwick's market area. Hardwick places a strong emphasis on obtaining real estate as primary collateral when making commercial loans rather than accepting accounts receivable, inventories and furniture and fixtures as primary collateral. Commercial loans secured by real estate, particularly if collateral-dependent, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and are subject to wide fluctuations depending upon economic conditions.

     Certain risks are inherent within the different categories of loans. Commercial, financial and agricultural loans of the Registrant are concentrated in loans to the tufted carpet industry and the businesses that are associated with supplying that industry. The underlying collateral for these concentrated credits may lose value in a short period of time should there be a downturn in the local economy. The maximum loan-to-value ratios, as prescribed by bank policy, are as follows: accounts receivable-80%, inventory-50%, rolling stock-85%, general-purpose equipment and machinery--80%, specialized equipment and machinery-- 70%, listed stocks on the major exchanges--70%; margined and non-margined stocks from 50% to 70%, subject to Federal Reserve Regulation U requirements, mutual funds--50%, U.S. government obligations--90%, U.S. government agencies and state and political subdivisions--80%, cash surrender value of life insurance policies--95%, Hardwick savings deposits--100% and other federally insured savings deposits--90%.

     Commercial real estate loans most often are collateralized by the underlying properties which give rise to the credit request. The values of the underlying properties are subject to economic conditions and availability of space, be it manufacturing, warehousing or office spaces, and these properties traditionally hold their value while being used for their designed purpose. Multipurpose properties traditionally hold value more than those properties which are acquired and constructed for specified industries. The Registrant's subsidiary banks extend credit with both multipurpose and single-purpose properties as collateral. The loan-to-value ratio range for new construction loans is from 70% to 80% of the appraised value or cost, whichever is less.

     Consumer credit extended by Hardwick has the inherent risk of a downturn in the carpet industry,which may affect the customers' ability to pay as a result of job layoffs and cutbacks in hours available to work. Consumer loans are made by the Registrant's subsidiary banks on secured and unsecured bases. Underlying collateral for consumer loans is made with a loan-to-value ratio from 70% to 85%. When stocks, U. S. treasuries and government agency securities, mutual funds and financial institution instruments are pledged as collateral, the same loan-to-value ratios apply as discussed above in the commercial, financial and agricultural category.

                               13
Nonperforming Assets
--------------------

     Nonperforming assets, which include nonaccrual loans, loans ninety (90) days past due and still accruing, restructured loans, and potential problem loans, as well as other real estate, totaled approximately $1,049,000 at December 31,1996, up approximately $264,000 from 1995, an increase of approximately 33.6%. Nonperforming loans increased by approximately $289,000, or 38.0%, during 1996. There was no other real estate at December 31, 1996, down approximately $25,000 or 100% compared to December 31, 1995. Management believes that the nonperforming assets have been properly identified and that the necessary reserves to cover potential losses are in place.

     Management believes that the loan loss provision taken in 1996 was appropriate given the increase in loans ninety days past due and still accruing of approximately $350,000 during the year. The provision is based on management's regular evaluation of current economic conditions, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating credit losses. The loan loss provision during 1996 was approximately $396,000. There was no loan loss provision during 1995. There was a negative provision of approximately $600,000 during 1994.

     The ratio of nonperforming assets to total loans and other real estate was .38% and .32% at December 31,1996 and 1995, respectively.

     At December 31,1996, the reserve for possible loan losses was $6,778,000, or 2.4%, of net outstanding loans, as compared to $6,614,000, or 2.7%, of net outstanding loans at December 31, 1995. Management believes that the reserve for possible loan losses is adequate to provide for credit risks inherent in the portfolio and continues to review the impact of prevailing and expected economic and business conditions in order to maintain a reserve considered adequate in relation to loans outstanding.

     While management uses available information to recognize losses on loans, future unexpected additions to the reserve may become necessary based on changes in economic conditions. Additionally, regulatory agencies, as part of their normal examination process, periodically review the Banks' reserves for possible loan losses. Such agencies may require the Banks to recognize additions to the reserve based on their judgment and evaluation of information available to them at the time of their examination.

Deposits
--------

     Hardwick's average interest-bearing deposits increased approximately $13,882,000, or 4.9%, during 1996 compared with 1995. Average time deposits increased $19,656,000, or 12.9%, during 1996. Time deposits in denominations of $100,000 or more represented 13.2% of total deposits at December 31,1996 compared to 14.1% at December 31,1995. Hardwick's large-denomination time deposits are from customers within its local market area which provides Hardwick with a greater degree of stability than is typically associated with this source of funds.

     The average balance of interest-bearing deposit accounts other than time deposits, which include NOW, money market and savings deposits, decreased by 4.5% in 1996 from 1995, principally due to the movement into time deposits with higher yields. Average noninterest-bearing demand deposit accounts increased approximately $3,506,000 due to an overall increase in average deposits. The relatively high increase in time deposits is representative of the willingness of depositors to place their investments for longer periods of time which reflects their expectations of interest rates staying the same or possibly decreasing.

     During 1995, average interest-bearing deposits remained relatively the same when compared with 1994. During the same period, average time deposits increased approximately
$12,921,000, or 9.3%.   The increase was primarily due to shifts
from NOW, money market and savings accounts.   Average NOW, money
market and savings accounts decreased by approximately $12,882,000, or 9.1%, from 1994.

CAPITAL RESOURCES
-----------------

     Hardwick and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board ("Board") has also established an additional capital adequacy guideline referred to as the Tier 1 Leverage Ratio that measures the ratio of Tier 1 Capital to average quarterly assets. The most highly rated bank holding companies are required to maintain a minimum Tier 1 Leverage Ratio of 3%. The required ratio is based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk and liquidity. Bank holding companies experiencing internal growth or making

                               14
acquisitions are expected to maintain a strong capital position of 100 or 200 basis points above the minimum capital levels without significant reliance on intangible assets.

     The following tables represent Hardwick's regulatory capital position at December 31,1996:

                                                              Risk-Based Capital Ratios
                                                              -------------------------
                                                               as of December 31, 1996
                                                               -----------------------

                                                   Amount                                Ratio
                                                   ------                                -------
                                                                (Dollars in thousands)
Tier 1 Capital                             $       41,307                                12.34%
Tier 1 Capital minimum requirement                 13,385                                 4.00%

Excess                                             27,922                                 8.34%

Total Capital                                      45,522                                13.60%
Total Capital minimum requirement                  26,770                                 8.00%

Excess                                             18,752                                 5.60%
Risk-adjusted assets, net of goodwill
and excess allowance                       $      334,625
                                                                    Leverage Ratio
                                                                    --------------
                                                                as of December 31,1996
                                                                ----------------------
                                                   Amount                                 Ratio
                                                   ------                                 -----
                                                                (Dollars in Thousands)
Tier 1 Capital to adjusted total assets
(Leverage Ratio)                           $       41,307                                 9.55%

Minimum leverage requirement                       12,979                                 3.00%

Excess                                             28,328                                 6.55%

Average quarterly total assets, net of
         goodwill <F1>                     $      432,625

<F1> Average total assets, net of goodwill, for the quarter ended December
     31, 1996.

Liquidity
---------

     Liquidity is achieved through the continual maturing of interest-earning assets as well as by investing in short-term marketable securities. Liquidity is also available through deposit growth, borrowing capacity, loan sales and repayments of principal on loans and securities. High levels of liquidity are normally obtained at a net interest cost due to lower yields on short-term liquid earning assets and higher interest expense usually associated with the extension of deposit maturities. The trade-off of the level of desired liquidity versus its cost is evaluated in determining the appropriate amount of liquidity at any given time.

     At December 31,1996, cash equivalents decreased approximately $8,474,000 from December 31,1995. Operating and financing activities provided cash of approximately $7,283,000 and approximately $2,770,000, respectively, while investing activities used cash of approximately $18,527,000. Operating activities provided cash principally from net income of approximately $3,570,000, depreciation and amortization of approximately $2,500,000, provision for loan losses of approximately $396,000 and the increase in other liabilities of approximately $977,000. Financing activities provided approximately $5,529,000, due to the sales of certificates of deposits greater than the maturing of time deposits and increases in federal funds purchased of approximately $2,600,000. Additionally, financing activities principally used cash from a net decrease in demand, NOW and savings deposits of approximately $1,540,000 while paying approximately $426,000 on note payable and capital lease obligations, purchase of treasury stock of approximately $1,341,000 and payment of cash dividends of approximately $1,768,000.

     Significant investing activities using cash included purchases of investment securities available for sale of approximately $35,889,000 and loans originated greater than
principal collected by approximately $32,677,000.   Investing
activities providing cash included proceeds from maturities of investment securities available for sale of approximately $16,150,000 and sales of investment securities available for
sale of approximately $34,448,000.   Purchases of premises and
equipment used cash of approximately $606,000.

                               15
Interest Rate Sensitivity
-------------------------

     The interest rate sensitivity of Hardwick's assets and liabilities provides an indication of the extent to which Hardwick's net interest income may be affected by interest rate movements. An indicator of the rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate-sensitive assets and interest rate-sensitive liabilities, which is referred to as the "gap." The table below presents Hardwick's gap position at December 31, 1996 (dollars in thousands):

                                                                        One Year
                                                       Within           Through           Over
                                                      One Year         Five Years      Five Years          Total
                                                      --------         ----------      ----------          ------
Interest-sensitive assets                        $       110,202          193,059         102,153          405,414

Interest-sensitive liabilities                           271,426           43,831              17          315,274
                                                   -------------        ---------       ---------         --------

Periodic interest sensitivity gap                $      (161,224)         149,228         102,136           90,140
                                                   =============        =========       =========         ========

Cumulative net earning assets                    $      (161,224)         (11,996)         90,140           90,140
                                                   =============        =========       =========         ========

Cumulative ratio of earning assets
        to interest-bearing
        liabilities                                       40.6%            96.2%          128.6%           128.6%
                                                   =============        =========       =========         ========

         At December 31,1996, Hardwick continues to be liability-sensitive on a short-term basis and asset-sensitive on a long-term basis. Liability sensitivity generally indicates that an increase in interest rates would result in lower net interest income and that a decrease in interest rates would result in higher net interest income than would result if interest rates remained constant. Conversely, asset sensitivity indicates that rate increases would result in higher net interest income and that decreases in interest rates would result in lower net interest income.

     However, since interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Management believes that Hardwick's asset and liability mix is sufficiently balanced and can be changed over time through the purchase and sale of investment securities with varying maturity ranges, along with the pricing of loans and deposits so that the effect of interest rate movements in either direction is not significant over time. For a more detailed gap analysis chart, see "Analysis of Interest Rate Sensitivity."

Bank Premises and Equipment
---------------------------

     During 1996, Hardwick's capital expenditures approximated $606,000. Included was approximately $72,000 for buildings and improvements, $475,000 for furniture, fixtures and office equipment, which was principally additions to the retail platform system, furniture and fixtures, wide area network hardware and software and approximately $59,000 for automobiles. The Registrant is projecting approximately $370,000 in capital expenditures in 1997, comprised of approximately $225,000 for automated teller machines, approximately $50,000 in building improvements, approximately $50,000 in office and computer equipment and approximately $45,000 for automobiles.

Inflation
---------

     Inflation affects the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Registrant copes with the effects of inflation through the management of its interest rate sensitivity gap position by periodically reviewing and adjusting its pricing of services to consider current costs and through managing its level of net income relative to its dividend payout policy.

Recent Accounting Pronouncements
--------------------------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of." The statement was adopted by the Company on January 1, 1996. The adoption of this standard did not have a significant impact on the financial condition or results of operations of the Company.

     In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing
Rights." This statement amended SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," generally requiring that mortgage banking enterprises allocate the total cost of mortgage loans between the mortgage servicing rights and the mortgage loans. According to SFAS No. 122, this allocation is applicable when the servicing rights have been acquired through either the purchase or origination of mortgage loans and the loans are either sold or securitized with the servicing rights retained. As the Company does not originate mortgage loans for sale in the secondary market, SFAS No. 122 did not have an impact on the Company's financial condition or results or operations.

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-
Based Compensation."   This statement establishes financial
accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Adoption of this new standard did not have a material effect on the Company's financial position or results of operations.


SELECTED STATISTICAL INFORMATION

AVERAGE BALANCE SHEETS, INTEREST RATES
AND INTEREST DIFFERENTIALS

                                                                    Years Ended December 31
                                                                    ------------------------
       (Dollars in thousands)
                                                          1996                   1995                   1994
                                                          ----                   ----                   ----
ASSETS
Interest-earning assets:
Loans, net <F1>                                   $      255,043           $    236,985          $     218,140
Taxable investment securities                             91,785                102,837                121,365
Nontaxable investment securities                          29,389                 27,989                 26,845
Federal funds sold and deposits in banks                   8,850                  9,476                  7,067
                                                    ------------            -----------             ----------

Total interest-earning assets                            385,067                377,287                373,417
Cash and due from banks                                   22,394                 22,626                 22,824
Premises and equipment                                    15,869                 17,198                 16,704
Other assets                                              10,749                 11,080                 14,199
                                                    ------------            -----------             ----------

Total assets                                      $      434,079          $     428,191          $     427,144
                                                    ============            ===========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts <F2>                         $       93,810          $      99,200          $     106,808
Savings deposits                                          29,700                 30,084                 35,358
Time deposits                                            172,140                152,484                139,563
Federal funds purchased and securities
   sold under agreements to repurchase                     3,024                 14,069                 16,720
FHLB advances                                                346                  2,785                      -
Note payable                                                 440                    656                    188
Capital lease obligation                                     757                  1,047                    795
                                                    ------------            -----------             ----------

Total interest-bearing liabilities                       300,217                300,325                299,432

Noninterest-bearing demand deposits                       83,744                 80,238                 82,430
Other liabilities                                          3,485                  2,496                  2,049
                                                    ------------            -----------             ----------

Total liabilities                                        387,446                383,059                383,911

Stockholders' equity                                      46,633                 45,132                 43,233
                                                    ------------            -----------             ----------

Total liabilities and
         stockholders' equity                     $      434,079          $     428,191          $     427,144
                                                    ============            ===========             ==========

<F1> Average loans are shown net of unearned discounts and deferred loan fees and the reserve for possible loan losses. Nonperforming loans, including nonaccrual loans are included but are not material.

<F2> Includes money market deposit accounts.

AVERAGE BALANCE SHEETS, INTEREST RATES
AND INTEREST DIFFERENTIALS (continued)

<CAPTION

(Dollars in thousands)                                                  Years Ended December 31
                                                                        ------------------------

                                                               1996               1995                 1994
                                                               ----               ----                 ----
Interest earned on:
         Loans, net <F1> <F2>                           $      25,131       $     23,927         $    20,433
         Taxable investment securities                          5,273              5,649               6,339
         Nontaxable investment securities <F1>                  2,328              2,214               2,245
         Federal funds sold                                       460                565                 276
                                                          -----------          ---------           ---------
                 Total interest income                         33,192             32,355              29,293
                                                          -----------          ---------           ---------
Interest paid on:
         Transaction accounts <F3>                              2,383              2,621               2,499
         Savings deposits                                         757                853                 866
         Time deposits                                          9,780              8,577               6,175
         Federal funds purchased and
             securities sold under agreements to
                 repurchase                                       131                707                 557
         FHLB advances                                             28                182                   -
         Note payable                                              27                 48                  12
         Capital lease obligation                                  63                 74                  64
                                                          -----------          ---------           ---------

                 Total interest expense                        13,169             13,062              10,173
                                                          -----------          ---------           ---------

Net interest income                                     $      20,023       $     19,293         $    19,120
                                                          ===========          =========           =========
Average percentage earned on:
         Loans, net <F1> <F2>                                    9.9%              10.1%                9.4%
         Taxable investment securities                           5.7%               5.5%                5.2%
         Nontaxable investment securities <F1>                   7.9%               7.9%                8.4%
         Federal funds sold                                      5.2%               6.0%                3.9%

                 Total interest income                           8.6%               8.6%                7.8%

Average percentage paid on:
         Transaction accounts <F3>                               2.5%               2.6%                2.3%
         Savings deposits                                        2.5%               2.8%                2.4%
         Time deposits                                           5.7%               5.6%                4.4%
         Federal funds purchased and
           securities sold under agreements to                   4.3%               5.0%                3.3%
           repurchase
         FHLB advances                                           8.1%               6.5%                   -
         Note payable                                            6.1%               7.3%                6.4%
         Capital lease obligation                                8.3%               7.0%                8.0%

                 Total interest expense                          4.4%               4.3%                3.4%

Net interest margin                                              5.2%               5.1%                5.1%

<F1>Reflects taxable equivalent adjustments using a tax rate of 34% in adjusting interest on nontaxable loans and securities to a fully taxable basis.
<F2>Interest income includes loan fees as follows (in
    thousands): 1996-$1,340, 1995-$1,290, 1994-$1,168.
<F3>Includes money market accounts.

AVERAGE BALANCE SHEETS, INTEREST RATES,
AND INTEREST DIFFERENTIALS (continued)

                                                                                                                    Due to
                                                                                       Increase                   Changes in
(Dollars in thousands)                                  1996           1995           (Decrease)      Volume        Rate <F1>
                                                        ----           ----           ----------      ------      ----------
Interest earned on:
         Loans, net <F2>                           $    25,131    $    23,927       $    1,204     $   1,824     $    (620)
         Taxable investment securities                   5,273          5,649             (376)         (608)          232
         Nontaxable investment securities <F2>           2,328          2,214              114           111             3
         Federal funds sold                                460            565             (105)          (38)          (67)
                                                      --------       --------         --------       -------        ------

                 Total interest income                  33,192         32,355              837         1,289          (452)
                                                      --------       --------         --------       -------        ------
Interest paid on:
         Transaction accounts <F3>                       2,383          2,621            (238)         (140)           (98)
         Savings deposits                                  757            853             (96)          (11)           (85)
         Time deposits                                   9,780          8,577           1,203         1,101            102
         Federal funds purchased and
                 securities sold under
                 agreements to repurchase                  131            707            (576)         (552)           (24)
         Other borrowed funds                               28            182            (154)         (159)             5
         Note payable to bank                               27             48             (21)          (16)            (5)
         Capital lease obligation                           63             74             (11)          (20)             9
                                                      --------       --------         --------       -------        ------

                 Total interest expense                 13,169         13,062              107           203           (96)
                                                      --------       --------         --------       -------        ------

Net interest income                                $    20,023    $    19,293       $      730     $   1,086       $  (356)
                                                      ========       ========         ========       =======        ======

<F1> The change in interest due to both rate and volume has been allocated to the rate component.
<F2> Reflects taxable equivalent adjustments using a tax rate of 34% in adjusting interest on nontaxable loans and securities to a fully taxable basis.
<F3> Includes money market deposit accounts.


                                                                                                                      Due to
                                                                                       Increase                     Changes in
(Dollars in thousands)                                  1995           1994           (Decrease)      Volume         Rate <F1>
                                                        ----           ----           ----------      ------      ----------
Interest earned on:
         Loans, net <F2>                          $     23,927     $   20,433       $    3,494     $   1,771      $  1,723
         Taxable investment securities                   5,649          6,339             (690)         (963)          273
         Nontaxable investment securities<F2>            2,214          2,245              (31)           96          (127)
         Federal funds sold                                565            276              289            93           196
                                                      --------       --------         --------       -------        ------

                        Total interest income           32,355         29,293            3,062           997         2,065
                                                      --------       --------         --------       -------        ------
Interest paid on:
         Transaction accounts <F3>                       2,621          2,499              122         (175)           297
         Savings deposits                                  853            866              (13)        (126)           113
         Time deposits                            $      8,577      $   6,175      $     2,402     $     568      $  1,834
         Federal funds purchased and
                 securities sold under
                 agreements to repurchase                  707            557              150          (87)           237
         Other borrowed funds                              182              0              182             0           182
         Note payable to bank                               48             12               36            29             7
             Capital lease obligation                       74             64               10            20           (10)
                                                      --------       --------         --------       -------        ------
                      Total interest expense            13,062         10,173            2,889           229         2,660
                                                      --------       --------         --------       -------        ------
Net interest income                               $     19,293     $   19,120      $       173     $     768      $   (595)
                                                      ========       ========         ========       =======        ======

<F1> The change in interest due to both rate and volume has been allocated to the rate component.
<F2> Reflects taxable equivalent adjustments using a tax rate of 34% in adjusting interest on nontaxable loans and securities to a fully taxable basis.
<F3> Includes money market deposit accounts.

INVESTMENT PORTFOLIO
The amortized cost and approximate fair values of investment securities available for sale for the indicated years are presented below (in thousands):

                                                                           December 31, 1996
                                                                           -----------------
                                                                         Gross             Gross
                                                      Amortized        Unrealized        Unrealized          Fair
                                                         Cost             Gains            Losses            Value
                                                         ----             -----            ------            -----
U.S. Treasury and government agencies                $  75,682        $      58          $  (578)         $ 75,162

Mortgage-backed and other debt and equity
          securities                                    18,645               32             (172)           18,505

State and municipal                                     25,347            1,179              (27)           26,499
                                                      --------          -------            -----           -------
         Total held to maturity                      $ 119,674         $  1,269          $  (777)         $120,166
                                                      ========          =======            =====           =======

                                                         December 31,1995                   December 31, 1994
                                                         ----------------                   -----------------
                                                    Amortized           Fair           Amortized          Fair
                                                       Cost             Value             Cost           Value
                                                       ----             -----             ----           -----
U.S. Treasury and government agencies               $ 88,397         $ 88,138        $  126,768      $  128,123

Mortgage-backed and other debt securities             15,759           15,665             2,366           2,372

State and municipal                                   30,393           31,403            25,291          26,839
                                                    --------         --------         ---------       ---------
         Total investment securities                $134,549         $135,206        $  154,425      $  157,334

         The following table shows the contractual maturities of investment securities, based on their estimated fair values, at December 31, 1996
(in thousands) and the weighted average yields of securities. Maturities of mortgage-backed securities have been determined based on the contractual maturity of their underlying mortgage pools. The yields on state and municipal securities are computed on a taxable equivalent basis using the statutory federal income tax rate of 34%.

                                                                                   Mortgage-
                                                                    U.S.           Backed
                                                                    U.S.           and Other
                                                                  Treasury &       Debt and         State
                                                                  Government        Equity           and
                                                                   Agencies        Securities      Municipal       Total
                                                                   --------        ----------      ---------       -----
Within one year                                  -amount            13,531              -             796         14,327
                                                 -yield               6.04%                          6.49%

After one year but within five years             -amount            55,989           3,925          4,874         64,788
                                                 -yield               5.71%           6.00%          6.62%

After five but within ten years                  -amount             5,642           9,021         16,383         31,046
                                                 -yield               6.88%           7.08%          7.95%

After ten years                                  -amount                 -           5,559          4,446         10,005
                                                 -yield                  -            5.81%          8.16%


LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to types of loans (in thousands):

                                                                                        December 31,
                                                                                        ------------
                                                            1996           1995           1994           1993           1992
                                                            ----           ----           ----           ----           ----
Real estate loans                                    $     161,489        137,244        139,254        133,662        137,440
Commercial loans                                            53,836         53,989         51,149         45,113         46,414
Consumer loans                                              39,102         40,595         34,856         33,768         43,316
Other loans                                                 24,214         14,362          9,805          7,280         14,682
                                                        ----------     ----------     ----------     ----------     ----------
Total loans                                                278,641        246,190        235,064        219,823        241,852
Less:    Unearned discounts and deferred
                 loan fees                                    (393)         (387)          (654)        (1,125)        (2,296)
         Reserve for loan losses                            (6,778)       (6,614)        (6,566)        (6,668)        (5,236)
                                                        ----------     ----------     ----------     ----------     ----------

Net loans                                            $     271,470        239,189        227,844        212,030        234,320
                                                        ==========     ==========     ==========      =========     ==========

ANALYSIS OF INTEREST RATE SENSITIVITY

     The following table includes a listing of earning assets and interest-bearing liabilities and the distribution according to the earliest repricing opportunity or remaining maturity at December 31,1996. Also included are the related periodic and cumulative gaps for each period.

                                                                                     One               Over
                                                                                     Year           Five Years
                                                                   Within           Through             and
                                                                    One               Five            Non-Rate
                                                                    Year             Years           Sensitive          Total
                                                                    ----             -----           ---------          -----
                                                                           (Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans, net                                                  $       88,875          128,271            61,102          278,248
Taxable investment securities                                       13,531           59,914            20,222           93,667
Nontaxable investment securities                                       796            4,874            20,829           26,499
Federal funds sold                                                   7,000                -                 -            7,000
                                                               -----------       ----------        ----------       ----------
Total earning assets                                               110,202          193,059           102,153          405,414
                                                               -----------       ----------        ----------       ----------
INTEREST-BEARING LIABILITIES:
Transaction accounts <F1>                                          102,038                -                 -          102,038
Savings deposits                                                    28,397                -                 -           28,397
Time deposits                                                      134,567           43,354                17          177,938
Federal funds purchased and securities sold under
   agreements to repurchase                                          5,927                -                 -            5,927
FHLB advances                                                          306                -                 -              306
Capital lease obligations                                              191              477                 -              668
                                                               -----------       ----------        ----------       ----------
Total interest-bearing liabilities                                 271,426           43,831                17          315,274
Noninterest-bearing funds                                                -                -            85,567           85,567
                                                               -----------       ----------        ----------       ----------
Total interest-bearing and noninterest-bearing funds               271,426           43,831            85,584          400,841
                                                               -----------       ----------        ----------       ----------
GAP SUMMARY
Periodic net earning assets                                 $    (161,224)          149,228            16,569            4,573
                                                               ==========        ==========        ==========       ==========
Ratio of earning assets to interest-bearing liabilities
         and noninterest-bearing funds                               40.6%           440.5%            119.4%           101.1%
                                                               ==========        ==========        ==========       ==========
Cumulative net earning assets                               $    (161,224)         (11,996)             4,573            4,573
                                                               ==========        ==========        ==========       ==========
Cumulative ratio of earning assets to interest-
         bearing liabilities and noninterest-bearing funds           40.6%            96.2%            101.1%           101.1%
                                                               ==========        ==========        ==========       ==========

<F1> Includes NOW and  money market accounts.

     The rate sensitivity analysis table is designed to demonstrate Hardwick's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of Hardwick's assets and liabilities for the period shown. A ratio of greater than 100% of earning assets to interest-bearing liabilities (more interest earning assets repricing in a given period than interest-bearing liabilities) indicates that an increase in interest rates would generally result in a increase in net income for Hardwick and a decrease in interest rates will result in a decrease in net income. Conversely, a ratio less than 100% of earning assets to interest-bearing liabilities (less interest-earning assets repricing in a given period than interest-bearing liabilities) indicates that a decrease in rates would generally result in an increase in net income and an increase in interest rates would result in a decrease in net income. However, shifts in the structure of interest-sensitive assets and liabilities are made by management in response to interest rate movements.

RISK ELEMENTS IN THE LOAN PORTFOLIO

     The following table represents information concerning outstanding balances of nonperforming loans at December 31, 1996, 1995, 1994, 1993 and 1992. Nonperforming loans comprise (a) loans on which recognition of interest income has been discontinued ("nonaccrual loans"), (b) loans contractually past due 90 days or more as to interest or principal payments which are still accruing interest ("past-due loans"), and (c) loans, the terms of which have been renegotiated to provide for an extension of the original payment period and/or a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("restructured loans"):

                                                 Nonaccrual      Past-Due    Restructured
                                                    Loans          Loans         Loans      Total
                                                    -----          -----         -----      -----
                                                    (Dollars in thousands)
December 31, 1996                           $        449           551            49        1,049

December 31, 1995                           $        507           201            52          760

December 31, 1994                           $      1,401            16            55        1,472

December 31, 1993                           $        590           289             -          879

December 31, 1992                           $      1,931            83             -        2,014


The components of nonperforming loan categories at December 31, 1996 are presented below (in thousands):

<CAPTION

                                                Nonaccrual         Past-Due         Restructured
                                                  Loans             Loans               Loans                  Total
Real estate loans                               $    134               76                 49                     259
Commercial loans                                     315              435                  -                     750
Consumer loans                                         -               40                  -                      40
                                                 -------            -----              -----                 -------
Total                                           $    449              551                 49                   1,049
                                                 =======           ======              =====                 =======

         Loans on which the accrual of interest has been discontinued are designated as nonaccrual when doubt exists as to the full, timely collection of interest or principal. Income on such loans is then recognized only to the extent that cash is received in excess of required principal payments and if the future collection of principal is probable. Interest earned but not yet collected at the date of placement into nonaccrual is reversed from earnings in the period in which the nonaccrual status is established. The decrease in nonaccrual loans from the level at December 31, 1995 has been dispersed principally over the real estate and commercial loan categories.

     Interest accruals are recorded on such loans only when they are fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $123,000, $81,000, and $63,000 in 1996, 1995, and 1994, respectively, which was included in earnings only when collected. Nonaccrual loan interest collected and reported in earnings was approximately $153,000, $115,000 and $30,000 for 1996, 1995 and 1994,
respectively.

OTHER REAL ESTATE

     Set forth below is a schedule of other real estate at December 31, 1996, 1995, 1994, 1993 and 1992
(dollars in thousands):

                                                         Loans Transferred To
                                        Other              Other Real Estate
                                      Real Estate          During the Period
        Date                           Balance                  Ended
        ----                           -------                  -----
December 31, 1996                   $        0               $       0
December 31, 1995                   $       25               $      90
December 31, 1994                   $       15               $      68
December 31, 1993                   $      238               $     432
December 31, 1992                   $    1,471               $   3,523

         Other real estate includes properties acquired through foreclosure or acceptance of deeds in lieu of foreclosure. These properties are recorded on the date acquired at the lower of the loan balance or fair market value, less estimated costs to dispose. After classifying these properties as other real estate, any resulting loss is charged to expense in the consolidated statement of income during the period in which the disposition occurred.

     During 1992, $3,523,000 was transferred to other real estate from loans, comprised of $1,725,000 in a rental real estate development, approximately $497,000 in five single-family homes, $74,000 of consumer loans, $620,000 in non-carpet business loans and approximately $607,000 in an in-substance foreclosure motel property. Of the loans transferred, approximately $497,000 of other real estate was added through the Company's acquisition of Peoples Bartow Corporation. During 1992, $2,241,000 of other real estate was sold in which a gain of $125,000 was recognized during the period then ended.

     Of the $432,000, in loans transferred to other real estate in 1993, $170,000 was from real estate rental and development. $152,000 was from consumer loans, and $110,000 was from non-carpet related business loans. $786,000 in other real estate was sold in which $246,000 was transferred to loans by financing the sale. The sale met minimum down payment and projected cash flow requirements. $59,000 in net gains were recognized during 1993. Additional write-downs of $89,000 were recorded during 1993, with no material amount in any one loan category. One credit in the amount of $607,000 included as in-substance foreclosure at December 31, 1992 was paid off with no loss on the transaction, and another credit carried as insubstance foreclosure at December 31, 1992 in the amount of $183,000 was transferred into nonaccrual loans as a result of the stream of income and payment abilities established during the last year and a half in which no income was recognized on that credit until the payment of principal and interest was received.

     Of the $68,000 in loans transferred to other real estate in 1994, there were four properties which were personal residence mortgages. Nine different properties were sold during the year for approximately $265,000 in which there was a net gain of approximately $8,000. Additional write downs of approximately $34,000 were made during 1994 involving three separate properties, two of which were personal residences and one property was unimproved commercial real estate.

     Other real estate at December 31, 1995 of approximately $25,000 was up $10,000 over the $15,000 from December 31, 1994.
During 1995, approximately $90,000 was transferred from loans to other real estate. The transfer included two properties, one valued at approximately $10,000 and the other valued at approximately $80,000. The $10,000 property is a residence, and the $80,000 was undeveloped land. During the year, the undeveloped land was sold for $85,000, resulting in a gain of approximately $5,000. The balance of other real estate was made up of two personal residences of $10,000 and $15,000. During 1996, the two properties were sold for the carrying values, resulting in no gain or loss for the Company.

                        24
SUMMARY OF LOAN EXPERIENCE

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                           1996          1995            1994            1993          1992
                                                           ----          ----            ----           ----           ----
                                                                    (Amounts are presented in thousands)
Average amount of net loans outstanding             $     255,043        236,985        218,140        223,650        244,591
                                                       ==========     ==========     ==========     ==========     ==========
Amount of reserve for possible loan losses
         at beginning of period                     $       6,614          6,566          6,668          5,236          4,701
Reserves acquired incident to mergers                           -              -              -              -            693
                                                       ----------     ----------     ----------     ----------     ----------
Total reserves for possible loan losses                     6,614          6,566          6,668          5,236          5,394
                                                       ----------     ----------     ----------     ----------     ----------
Amount of loans charged off during period:
         Real estate loans                                    157            171            111            572            988
         Commercial loans                                     540            466            139            719          1,069
         Consumer loans                                       202            569            271            544          1,199
         Other loans                                            -              -              -              -              5
                                                       ----------     ----------     ----------     ----------     ----------
                 Total loans charged off                      899          1,206            521          1,835          3,261
                                                       ----------     ----------     ----------     ----------     ----------
Amount of recoveries during period:
         Real estate loans                                     58            117            279            817            282
         Commercial loans                                     409            767            296            426            436
         Consumer loans                                       200            370            444            674            810
         Other loans                                            -              -              -              -              -
                                                       ----------     ----------     ----------     ----------     ----------
         Total loans recovered                                667          1,254          1,019          1,917          1,528
                                                       ----------     ----------     ----------     ----------     ----------

Net loans (recovered) charged off during period               232           (48)          (498)           (82)          1,733
                                                       ----------     ----------     ----------     ----------     ----------
Additions to reserve for possible loan losses
         charged to operations                                396              -          (600)          1,350          1,575
                                                       ----------     ----------     ----------     ----------     ----------
Amount of reserve for possible loan losses
         at end of period                           $       6,778          6,614          6,566          6,668          5,236
                                                       ==========     ==========     ==========     ==========     ==========
Ratio of net (recoveries) charge-offs during
         period to average net loans outstanding
         for the period                                      .09%         (.02%)        (0.23%)        (0.04)%          0.71%
                                                       ==========     ==========     ==========     ==========     ==========
Ratio of reserve for possible loan losses
         at period-end to:
         Total loans outstanding at period-end              2.44%          2.69%          2.80%          3.05%          2.18%
                                                       ==========     ==========     ==========     ==========     ==========

         Nonperforming assets at period-end <F1>          646.14%        842.55%        441.56%        596.96%        150.24%
                                                       ==========     ==========     ==========     ==========     ==========

<F1> Nonperforming assets included nonperforming loans and other real estate

ALLOCATION OF RESERVE FOR POSSIBLE LOAN LOSSES

     The reserve is based upon management's analysis of the portfolio under current and expected economic conditions. This analysis includes a study of loss experience, a loan-by-loan review each month of all loans $50,000 or more at Northwest Bank, a review of delinquencies and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. The loan-by-loan review for Hardwick Bank covers all consumer-purpose loans over $5,000 unsecured and all commercial loan concentrations over $200,000, unsecured or secured. Hardwick has strict loan underwriting standards which are carried out by lending personnel and monitored by a loan review officer who has no loan origination responsibilities. The purpose of the loan review function is to determine the adequacy of the allowance and related provision for loan losses to be reported by Hardwick.

     The review process described above places emphasis on nonperforming and past-due loans and is designed to identify potential charges to the reserve for possible loan losses as well as to determine the adequacy of the reserve.

     The allocation of the loan loss reserve is arrived at by using the problem loan list at each of Hardwick's subsidiary banks and by assigning ratings to the problem loan list as OAEM, "other assets especially mentioned," Substandard and Doubtful. The ratings are concurrent with the ratings used by bank regulatory authorities for credits which are classified during their examinations. Generally, the values assigned to those ratings are 2%, 10% and 50%, times the balance of the credit. Each of the loans on the problem loan list is categorized by classification and the sum of the classification; i.e., real estate, commercial; consumer and other loans are added to determine the amount of the loan loss reserve allocated to each classification. The remainder of the loan loss reserve not allocated is for the coverage of loan losses which have not been either specifically identified by management or by the regulatory examination process and relate to downturns in the economy and concentrations of credit in specific industries. The allocation of the loan loss reserve is reviewed and approved by the Board of Directors of each bank on a quarterly basis. With the current procedures in place, management believes that the allocation has been reasonably applied to the respective loan categories (dollars in thousands):

                                           December 31, 1996            December 31, 1995                December 31, 1994
                                           -----------------            -----------------                -----------------
                                                         % of                           % of                           % of
                                                       Loans in                       Loans in                      Loans in
                                         Amount        Category        Amount         Category        Amount        Category
                                         ------        --------        ------         --------        ------        --------
Real estate loans                  $      1,043             21%         1,453              56%         1,675             59%
Commercial loans                          2,241             46%         2,304              22%         1,561             22%
Consumer loans                            1,641             33%           993              16%           800             14%
Other loans                                   -               -           186               6%           104              5%
Unallocated                               1,853             N/A         1,678              N/A         2,426             N/A
                                       --------          ------      --------           ------       -------         -------
         Total                     $      6,778            100%         6,614             100%         6,566            100%
                                       ========          ======      ========           ======       =======         =======

                                             December 31, 1993                     December 31, 1992
                                             -----------------                     -----------------
                                                           % of                                   % of
                                                          Loans in                              Loans in
                                           Amount         Category            Amount            Category
                                           ------         --------            ------            --------

Real estate loans                   $      1,860               62%             1,782              57%
Commercial loans                           1,420               22%             1,503              24%
Consumer loans                             1,433               14%               148              17%
Other loans                                  235                2%                37               2%
Unallocated                                1,720               N/A             1,766              N/A
                                       ---------           -------          --------           ------

       Total                        $      6,668              100%             5,236             100%
                                       =========           =======          ========           ======

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

(Dollars in thousands)

                                                                        Over one
                                                        One year       year through         Over
Loan Category <F1> <F2> <F3>                             or less        five years       five years          Total
-------------------------                                -------        ----------       ----------          -----
Real estate                                        $      39,831            74,079           47,579           161,489

Commercial                                                24,225            21,207            8,404            53,836

Consumer and other loans                                  24,819            32,985            5,119            62,923
                                                       ---------         ---------         --------        ----------

         Total                                     $      88,875           128,271           61,102           278,248
                                                       =========         =========         ========        ==========
Loans due after one year:

Having predetermined interest rates                                    $   132,203

Having floating interest rates                                              57,170
                                                                        ----------
         Total                                                         $   189,373
                                                                        ==========

<F1> Scheduled repayments are reported in the maturity category in which the payment is due.
<F2> Demand loans having no stated schedule of repayments and no stated
     maturity, as well as overdrafts, are included in the due in one year or less category.
<F3> Determination of maturities is based on contract terms.  The
     Registrant's subsidiary banks have loans which, from time to time, are rolled over, the approval of which is generally made at the original approval date of the credit. If handled as a change in terms, the credit is subject to the same review and approval process as a new credit. Maturities are revised when a loan is rolled over.

DEPOSITS

The average amounts of deposits for the years indicated are presented below:

(Dollars in thousands)

                                                          1996             1995             1994
                                                          ----             ----             ----
Noninterest-bearing demand deposits               $       83,744           80,238           82,430
                                                      ----------       ----------        ---------
Interest-bearing demand and
         money market deposits                            93,810           99,200          106,808

Savings deposits                                          29,700           30,084           35,358

Time deposits                                            172,140          152,484          139,563
                                                      ----------       ----------        ---------

        Total interest-bearing deposits                  295,650          281,768          281,729
                                                      ----------       ----------        ---------

         Total average deposits                   $      379,394          362,006          364,159
                                                      ==========       ==========        =========

                                 27
MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more as of December 31,1996 are presented below (in thousands):

3 months or less                                                  $     16,428
Over 3 months through 6 months                                          16,620
Over 6 months through 12 months                                          9,549
Over 12 months                                                           9,562
                                                                      --------

         Total outstanding                                        $     52,159
                                                                      ========
RETURN ON EQUITY AND ASSETS

Certain financial ratios are presented below:

                                                                  Years ended December 31
                                                                  ------------------------
                                                             1996           1995           1994
                                                             ----           ----           ----
Return on average assets                                     0.82%         0.75%           0.88%
                                                           =======       =======         =======

Return on average equity                                     7.66%         7.14%           8.68%
                                                           =======       =======         =======

Dividend payout ratio                                       56.27%        27.86%          21.94%
                                                           =======       =======         =======

Average equity to average assets                            10.74%        10.54%          10.12%
                                                           =======       =======         =======

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and the report of independent public accountants identified in Item 14(a) are included in this report beginning at page F-1.


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




    Report of Independent
    Public Accountants                                         F-1

    Consolidated Balance Sheets
    December 31, 1996 and 1995                                 F-2

    Consolidated Statements of Income for the
    Years Ended December 31, 1996, 1995 and 1994               F-4

    Consolidated Statements of Stockholders'
    Equity for the Years Ended December 31, 1996, 1995 and     F-5
    1994

    Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1996, 1995 and 1994               F-6

    Notes to Consolidated Financial Statements                 F-8



                  Hardwick Holding Company
                      and Subsidiaries
           Consolidated Financial Statements as of
              December 31, 1996, 1995, and 1994
                        Together With
                      Auditors' Report


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Hardwick Holding Company:



We have audited the accompanying consolidated balance sheets of HARDWICK HOLDING COMPANY (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hardwick Holding Company and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 14, 1997

                               F-1

                     HARDWICK HOLDING COMPANY

                         AND SUBSIDIARIES


                   CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1996 AND 1995

                      (DOLLARS IN THOUSANDS)


                              ASSETS

                                                                                       1996          1995
                                                                                   ----------     ---------
 CASH AND DUE FROM BANKS                                                           $  26,797      $  31,171

 FEDERAL FUNDS SOLD                                                                    7,000         11,100
                                                                                   ---------      ---------
 Total cash and cash equivalents                                                      33,797         42,271

 INVESTMENT SECURITIES, available for sale                                           120,166        135,206

 LOANS, net                                                                          271,470        239,189

 PREMISES AND EQUIPMENT, net                                                          15,728         17,227

 ACCRUED INTEREST RECEIVABLE                                                           3,865          3,674


 EXCESS OF COST OVER FAIR VALUE OF SUBSIDIARIES ACQUIRED, net
                                                                                       5,346          5,961

 OTHER ASSETS                                                                          1,689          1,289
                                                                                   ---------      ---------
 Total assets                                                                       $452,061       $444,817

                                  F-2

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

 DEPOSITS:
 Noninterest-bearing                                                               $  85,567      $  84,104
 Interest-bearing                                                                    308,373        305,847
                                                                                   ---------      ---------
 Total deposits                                                                      393,940        389,951

 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                        3,327          3,536

 FEDERAL FUNDS PURCHASED                                                               2,600              0

 CAPITAL LEASE OBLIGATION                                                                668            844

 FEDERAL HOME LOAN BANK ADVANCES                                                         306            381

 NOTE PAYABLE                                                                              0            250

 OTHER LIABILITIES                                                                     4,243          3,025
                                                                                   ---------      ---------
 Total liabilities                                                                   405,084        397,987
                                                                                   ---------      ---------
 COMMITMENTS AND CONTINGENCIES (Notes 4, 6, 11, 13, and 14)


 STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value; 10,000,000 shares authorized,
   4,125,141 shares issued, 3,999,229 and 4,066,478 shares
   outstanding at December 31, 1996 and 1995, respectively                            2,063          2,063
 Additional paid-in capital                                                          20,233         20,233
 Retained earnings                                                                   26,845         25,284
 Unrealized gain on securities available for sale, net of taxes                         324            421
 Treasury stock, at cost, 125,912 and 58,663 shares at
    December 31, 1996 and 1995, respectively                                         (2,289)          (948)
 Deferred compensation                                                                 (199)          (223)
                                                                                   --------       --------
 Total stockholders' equity                                                          46,977         46,830
                                                                                   --------       --------
 Total liabilities and stockholders' equity                                        $452,061       $444,817
                                                                                   ========       ========


     The accompanying notes are an integral part of these consolidated balance sheets.

                               F-3
                                                 HARDWICK HOLDING COMPANY
                                                     AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF INCOME

                                   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                            1996        1995         1994
                                                                           ------      -------    --------
INTEREST INCOME:
 Interest and fees on loans                                                $24,972     $23,744     $20,231
 Interest on investment securities:
   Taxable                                                                   5,273       5,649       6,339
   Nontaxable                                                                1,568       1,568       1,567
 Interest on federal funds sold                                                460         565         276
                                                                           -------     -------     -------
      Total interest income                                                 32,273      31,526      28,413
INTEREST EXPENSE:                                                          -------     -------     -------
 Interest on deposits                                                       12,920      12,051       9,540
 Interest on federal funds purchased and securities sold
   under agreements to repurchase                                              131         707         557
 Interest on other borrowings                                                  118         304          76
                                                                           -------     -------     -------
      Total interest expense                                                13,169      13,062      10,173
                                                                           -------     -------     -------
NET INTEREST INCOME                                                         19,104      18,464      18,240
PROVISION FOR LOAN LOSSES                                                      396           0        (600)
                                                                           -------     -------     -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                           18,708      18,464      18,840
                                                                           -------     -------     -------
NONINTEREST INCOME:
 Service charges on deposit accounts                                         2,327       2,420       2,408
 Securities gains, net                                                           8          10         324
 Trust department income                                                       382         340         342
 Other noninterest income                                                    1,365       1,304       1,123
                                                                           -------     -------     -------
      Total noninterest income                                               4,082       4,074       4,197
                                                                           -------     -------     -------
NONINTEREST EXPENSE:
 Salaries and employee benefits                                              8,342       8,998       8,356
 Net occupancy expense                                                       3,402       3,584       3,549
 Professional fees                                                             604         548       1,055
 FDIC insurance premiums                                                         4         407         814
 Office supplies and printing                                                  459         542         406
 Other noninterest expense                                                   4,729       4,232       3,754
                                                                           -------     -------     -------
     Total noninterest expense                                              17,540      18,311      17,934
                                                                           -------     -------     -------
INCOME BEFORE PROVISION FOR INCOME TAXES                                     5,250       4,227       5,103

PROVISION FOR INCOME TAXES                                                   1,680       1,004       1,352
                                                                           -------     -------     -------
NET INCOME                                                                $  3,570    $  3,223    $  3,751
                                                                           =======     =======     =======
NET INCOME PER SHARE                                                      $   0.89    $   0.79    $   0.91

WEIGHTED AVERAGE SHARES OUTSTANDING                                          4,033       4,071       4,109

   The accompanying notes are an integral part of these consolidated statements.

                               F-4
                                HARDWICK HOLDING COMPANY AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Unrealized Gain
                                              Additional             (Loss) on Securities
                                    Common     Paid-In    Retained   Available for Sale,     Treasury    Deferred
                                     Stock     Capital    Earnings     Net of Taxes           Stock      Compensation     Total
                                    -------   ----------  --------   ---------------------   --------    ------------     -----
 BALANCE, January 1, 1994            $2,063    $20,251     $20,031       $   554              $    0       $   0         $42,899

 Net income                               0          0       3,751             0                   0           0           3,751
 Cash dividends, $.20 per share           0          0        (823)            0                   0           0            (823)
 Purchase of 64,863 shares of
   treasury stock                         0          0           0             0              (1,034)          0          (1,034)
 Change in unrealized gain (loss)
   on securities available for sale,
   net of taxes                           0          0           0        (1,413)                  0           0          (1,413)
                                      -----      -----      ------        -------             ------        -----        -------
 BALANCE, December 31, 1994           2,063      20,251     22,959          (859)             (1,034)          0          43,380

 Net income                               0           0      3,223             0                   0          0            3,223
 Cash dividends, $.22 per share           0           0       (898)            0                   0          0             (898)
 Purchase of 15,050 shares of
   treasury stock                         0           0          0             0                (251)         0             (251)
 Exercise of stock options                0         (22)         0             0                  97          0               75
 Issuance of treasury stock as
   restricted stock                       0           4          0             0                 240       (244)               0
 Amortization of compensation
   element of restricted stock            0           0          0             0                   0         21               21
 Change in unrealized gain (loss)
   on securities due to
   reclassification of securities
   from held to maturity to
   available for sale, net of
   taxes                                  0           0          0           577                   0          0              577
 Change in unrealized gain (loss)
   on securities available for
   sale, net of taxes                     0           0          0           703                   0          0              703
                                      -----       -----     ------        ------              ------      -----          -------
 BALANCE, December 31, 1995           2,063      20,233     25,284           421                (948)      (223)          46,830

 Net income                              0            0      3,570             0                   0          0            3,570
 Cash dividends declared, $.50
   per share                             0            0     (2,009)            0                   0          0           (2,009)
 Purchase of 67,249 shares of
   treasury stock                        0            0          0             0              (1,341)         0           (1,341)
 Amortization of compensation
   element of restricted stock           0            0          0             0                   0         24               24
 Change in unrealized gain (loss)
   on securities available for
   sale, net of taxes                    0            0          0           (97)                  0          0              (97)
                                     ------      ------     ------       -------              ------       ----           ------
 BALANCE, December 31, 1996         $2,063      $20,233    $26,845      $    324             $(2,289)     $(199)         $46,977
                                     =====       ======     ======       =======              ======       ====           ======

The accompanying notes are an integral part of these consolidated statements.

                              F-5

                             HARDWICK HOLDING COMPANY
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                    (IN THOUSANDS)

                                                                                  1996         1995       1994
                                                                               --------    --------   ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  3,570    $  3,223   $  3,751
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                    396           0       (600)
       Provision for depreciation and amortization                                2,476       2,686      2,614
       Amortization of deferred compensation                                         24          21          0
       Provision for write-downs of other real estate                                 0           0         30
       Gain on sale of other real estate, net                                         0          (5)        (8)
       (Gain) loss on disposal of premises and equipment                             (9)         91          0
       Premium amortization (discount accretion) of investment securities, net      174         (65)       (39)
       Deferred income tax (benefit) provision                                      (66)        364        300
       Securities gains, net                                                         (8)        (10)      (324)
       (Increase) decrease in accrued interest receivable                          (191)        270       (333)
       (Increase) decrease in other assets                                          (60)        (17)       223
       Increase (decrease) in other liabilities                                     977         948       (132)
                                                                               --------    --------    -------
       Net cash provided by operating activities                                  7,283       7,506      5,482
                                                                               --------    --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities held to
     maturity                                                                         0      20,952     19,014
  Proceeds from maturities of investment securities available for sale           16,150       5,840      7,800
  Proceeds from sales of investment securities available for sale                34,448      13,610     12,072
  Purchases of investment securities held to maturity                                 0      (2,401)   (15,133)
  Purchases of investment securities available for sale                         (35,889)    (30,501)   (11,461)
  Net cash flows from loans originated and principal collected on loans         (32,677)    (11,435)   (15,282)
  Purchases of premises and equipment                                              (606)     (1,653)    (1,283)
  Proceeds from disposal of premises and equipment                                   42           0          0
  Proceeds from disposal of other real estate                                         5          85        268
                                                                               --------    --------    -------
         Net cash used in investing activities                                  (18,527)     (5,503)    (4,005)
                                                                               --------    --------    -------
                               F-6
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in demand deposits, NOW accounts, and
       savings  accounts                                                       $ (1,540)   $ (3,238)  $  8,163
    Net cash flows from sales (maturities) of certificates of deposit             5,529      32,674    (13,214)
    Net increase in federal funds purchased                                       2,600           0          0
    Net (decrease) increase in securities sold under agreements to repurchase      (209)    (16,980)     5,963
    Proceeds from note payable                                                        0           0        750
    (Repayments of) proceeds from FHLB advances                                     (75)        381          0
    Payments on note payable                                                       (250)       (500)         0
    Principal payments on capital lease obligation                                 (176)       (216)      (304)
    Cash dividends on common stock                                               (1,768)       (898)      (823)
    Purchase of treasury stock                                                   (1,341)       (251)    (1,034)
    Proceeds from exercise of stock options                                           0          75          0
                                                                               --------    --------    -------
           Net cash provided by (used in) financing activities                    2,770      11,047       (499)
                                                                               --------    --------    -------
    Net (decrease) increase in cash and cash equivalents                         (8,474)     13,050        978
    Cash and cash equivalents, beginning of year                                 42,271      29,221     28,243
                                                                               --------    --------    -------
    Cash and cash equivalents, end of year                                      $33,797     $42,271    $29,221
                                                                               ========    ========    =======
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for:
           Interest                                                           $ 12,843      $12,232    $10,061
                                                                              ========      =======    =======

           Income taxes                                                       $  1,020      $ 1,080    $ 1,255
                                                                              ========      ========   =======

       Noncash transactions during the year for:
         Transfer from premises and equipment to other assets                 $    211      $     0    $     0
                                                                              ========      =======    =======

         Transfer from loans to other assets                                  $      0      $    90    $    68
                                                                              ========      =======    =======
         Transfer of investment securities held to
             maturity to available for sale
                                                                             $       0      $88,818    $     0
                                                                             =========      =======    =======

         Purchase of assets under capital lease                              $       0      $  980     $     0
                                                                             =========      =======    =======

         Dividends declared but not paid                                     $     241      $    0     $     0
                                                                             =========      =======    =======

 The accompanying notes are an integral part of these consolidated statements.

                               F-7

                              HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1996, 1995, AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Hardwick Holding Company ("HHC") and its wholly owned subsidiaries, Hardwick Bank and Trust Company ("HBT"), First National Bank of Northwest Georgia ("FNB"), and Pentz Street Corporation (formerly known as Hardwick Service Corporation), collectively referred to as the "Company." All significant intercompany balances and transactions have been eliminated.

NATURE OF OPERATIONS

The Company operates nine locations in suburban communities in northwest Georgia. The Company's primary business is providing loan and deposit services to customers who are predominately small and middle-market businesses and individuals.

USE OF ESTIMATES

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

INVESTMENT SECURITIES

Investment securities are classified as available for sale and are carried at estimated fair value with unrealized gains and losses, net of any tax effect added to or deducted from total stockholders' equity.

Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and prepayment assumptions. Dividend and interest income is recognized when earned.

Gains or losses on disposition of securities are determined using the specific identification method and are recognized on the settlement date. The financial statement impact of settlement date accounting versus trade date accounting is immaterial.


CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

                             F-8
LONG-LIVED ASSETS

    PREMISES AND EQUIPMENT

        Premises and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is computed using the straight-line method. The Company uses the following depreciable lives:


             Premises and improvements                 20 to 40  years
             Automobiles, computer equipment, and      3 to 6 years
                 office machines
             Furniture and fixtures                    10 years

        Certain leases are capitalized as assets for financial reporting purposes. Assets under capital lease are depreciated over the life of the related lease using the straight-line method.

        Renewals and betterments are capitalized and depreciated over their estimated useful lives. Repairs, maintenance, and minor improvements are charged to net occupancy expense as incurred. When property is replaced or otherwise disposed of, the cost of such assets and related accumulated depreciation are removed from the respective accounts. Gains or losses on disposition, if any, are recorded in the accompanying consolidated statements of income.

EXCESS OF COST OVER FAIR VALUE OF SUBSIDIARIES ACQUIRED
("GOODWILL")

        Goodwill is being amortized over various periods from 15 to 40 years. The charge to other noninterest expense for the amortization of the goodwill for the years ended December 31, 1996, 1995, and 1994 was $615,000, $625,000, and $627,000, respectively. At December 31,
        1996 and 1995, accumulated amortization of the goodwill was $5,541,000 and $4,926,000,respectively.

Long-lived assets, including any related goodwill, are evaluated regularly for other than temporary impairment. If circumstances suggest that the asset values may be impaired, an assessment of the assets' estimated fair value is performed and an impairment loss is recognized in income from operations at the amount in which the assets' fair value exceeds the assets' carrying value. The Company adopted Statement of Financial Accounting Standards
("SFAS") No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996; this adoption did not have a significant impact on the financial condition or results of operations of the Company.

LOANS AND RESERVE FOR LOAN LOSSES

Loans are recorded net of unearned discount, deferred loan fees, and reserve for loan losses. Interest income and unearned discount are recognized over the term of the loan on a level-yield basis.
Fees associated with the loan origination directly correspond to the costs of originating said loans and are consequently recognized in income as origination costs are incurred. Interest income on all classifications of loans is accrued based on the outstanding principal amounts, except for those classified as nonaccrual loans. The accrual of interest is discontinued when a loan becomes contractually delinquent for 90 days or when other factors indicate that collectibility is doubtful. Cash receipts on nonaccrual loans are applied to reduce principal balances or

                              F-9
are recorded as interest income, depending on management's assessment of the ultimate collectibility of the loan.

The reserve for loan losses is established through a provision for loan losses charged to expense. The reserve represents an amount which, in management's judgment, will be adequate to absorb losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the reserve is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as the balance of impaired loans (which are defined as all nonaccrual loans, except residential mortgages and groups of small homogenous loans), changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, and review of specific problem loans. Periodic revisions are made to the reserve when circumstances which necessitate such revisions become known.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company enters into sales of securities under agreements to repurchase. The securities collateralizing these agreements are controlled by the counterparty for the term of the agreement. During fiscal years 1996 and 1995, the maximum balance outstanding at anytime was $5,189,000 and $35,412,000, respectively, and the average balance outstanding was $1,816,000 and $12,549,000, respectively.

FEDERAL FUNDS PURCHASED

The Company periodically purchases federal funds from the Federal
Reserve Bank to meet its daily reserve requirement. During fiscal years 1996 and 1995, the maximum balance outstanding at anytime was $7,200,000 and $7,000,000, respectively, and the average balance outstanding was $224,000 and $1,520,000, respectively.

INCOME TAXES

Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Deferred income tax expense or benefit is based on the changes in the underlying difference between the book and tax bases of assets and liabilities from year to year.

NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of common shares outstanding, including common stock equivalents, which were 4,032,886, 4,071,384, and 4,108,931 for the years ended December 31,
1996, 1995, and 1994, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1995 and 1994 financial statements to conform with the 1996 presentation.

                               F-10
2.  INVESTMENT SECURITIES

The amortized cost, estimated fair value, and gross unrealized gains and losses in the Company's investment securities at December 31, 1996 and 1995 are as follows (in thousands):

                                                                      1996
                                           ----------------------------------------------------------
                                                             GROSS            GROSS         ESTIMATED
                                           AMORTIZED       UNREALIZED       UNREALIZED         FAIR
                                              COST            GAINS           LOSSES           VALUE
                                           ----------------------------------------------------------
  U.S. Treasury and other U.S.
    government agencies                    $  75,682       $     58         $(578)          $  75,162
  Obligations of states and
    political subdivisions                    25,347          1,179           (27)             26,499
  Mortgage-backed securities                  16,956             32          (172)             16,816
  Other debt and equity
    securities                                 1,689              0             0               1,689
                                           ---------       --------         -----           ---------
                                           $ 119,674       $  1,269         $(777)          $ 120,166
                                           =========       ========         =====           =========

                                                                      1995
                                           ----------------------------------------------------------
                                                            GROSS           GROSS         ESTIMATED
                                           AMORTIZED      UNREALIZED       UNREALIZED        FAIR
                                              COST          GAINS           LOSSES          VALUE
                                           ----------------------------------------------------------
 U.S. Treasury and other U.S.
   government agencies                     $  88,397       $    229         $(488)          $  88,138
 Obligations of states and
   political subdivisions                     30,393          1,195          (185)             31,403
 Mortgage-backed securities                   14,125              1           (95)             14,031
 Other debt and equity
   securities                                  1,634              0             0               1,634
                                           ---------       --------         -----           ---------
                                           $ 134,549       $  1,425         $(768)          $ 135,206
                                           =========       ========         =====           =========

The amortized cost and estimated fair value of debt securities at December 31, 1996 by date of contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                               F-11

                                                                               ESTIMATED
                                                              AMORTIZED          FAIR
                                                                COST             VALUE
                                                              ---------        ---------
          Due in one year or less                            $  14,321        $  14,327
          Due one year to five years                            61,342           60,863
          Due five years to ten years                           21,275           22,025
          Due after ten years                                    4,091            4,446
                                                              --------         --------
                                                               101,029          101,661
          Mortgage-backed securities                            16,956           16,816
          Other debt and equity securities                       1,689            1,689
                                                              --------         --------
                                                             $ 119,674        $ 120,166
                                                              ========        =========

Mortgage-backed securities mature monthly through the year 2005.

Proceeds from sales of investments in debt securities during 1996, 1995, and 1994 were $34,448,000, $13,610,000, and $12,072,000, respectively.
Gross gains of approximately $106,000, $23,000, and $324,000 and gross losses of approximately $98,000, $13,000, and $0 were realized on such sales in 1996, 1995, and 1994, respectively.

Securities with a carrying value of$66,796,000 and $79,794,000 were pledged to secure various deposits and securities sold under agreements to repurchase at december 31, 1996 and 1995, respectively.


3.  LOANS AND RESERVE FOR LOAN LOSSES


At December 31, 1996 and 1995, the Company's loan portfolio consists of the following (in thousands):

                                          1996          1995
                                       --------      --------
           Real estate loans           $161,489      $137,244
           Commercial loans              53,836        53,989
           Consumer loans                39,102        40,595
           Other loans                   24,214        14,362
                                       --------      --------
           Total loans                  278,641       246,190

           Less:
               Unearned discount           (393)         (387)
               Reserve for loan losses   (6,778)       (6,614)
                                       --------      --------
                                       $271,470      $239,189
                                       ========      =========


Total nonaccrual and restructured loans at December 31, 1996 and 1995 were $498,000 and $559,000, respectively. The gross amount of interest income that would have been recorded in 1996, 1995, and 1994 on nonaccrual and restructured loans at December 31, 1996, 1995, and 1994, if all such loans had been accruing interest at the contractual rate, was $123,000, $81,000, and $63,000, respectively, while interest income actually recognized was $153,000, $115,000, and $30,000, respectively.

                               F-12
At December 31, 1996 and 1995, the recorded investment in impaired loans was $449,000 and $507,000, respectively, and the related valuation allowance was $107,000 and $39,000, respectively. This valuation allowance is included in the reserve for loan losses in the accompanying consolidated balance sheets. The average balance of impaired loans during 1996 and 1995 was $1,153,000 and $589,000, respectively.

A summary of transactions in the reserve for loan losses for the years ended December 31, 1996, 1995, and 1994 is as follows (in thousands):

                                                          1996         1995       1994
                                                        ------       ------      ------
 Balance, beginning of year                             $6,614       $6,566      $6,668
 Provision for loan losses                                 396            0        (600)
 Recoveries of loans previously charged off                667        1,254       1,019
 Charge-offs                                              (899)      (1,206)       (521)
                                                        ------       ------      ------
 Balance, end of year                                   $6,778       $6,614      $6,566
                                                        ======       ======      ======

4.  PREMISES AND EQUIPMENT

A summary of the carrying value of premises and equipment at December 31, 1996 and 1995 is as follows (in thousands):

                                                                1996         1995
                                                             --------      --------
          Land and land improvements                         $  5,526      $  5,548
          Premises and improvements                            12,773        12,966
          Furniture, fixtures, and equipment                    5,957         5,619
          Leasehold improvements                                   16            16
          Equipment under capital lease                           980           980
          Construction in progress                                 36           101
                                                              -------       -------
                                                               25,288        25,230
          Accumulated depreciation                             (9,560)       (8,003)
                                                              -------       -------
                                                              $15,728       $17,227
                                                              =======       =======

During 1995, the Company began leasing certain computer equipment under five-year noncancelable leases expiring in 2000. The assets acquired under the lease agreements have been capitalized in the accompanying consolidated balance sheets and at December 31, 1996 and 1995 had a net book value of $614,000 and $817,000, respectively. Using an interest rate of approximately 7%, the related capital lease obligation is reflected in the accompanying consolidated balance sheets based on the present value of the future minimum lease payments. Amortization expense of these assets under capital lease was $203,000 and $163,000 during 1996 and 1995, respectively, and is included in net occupancy expense in the accompanying consolidated statements of income.

                               F-13
Future minimum lease payments for assets under capital lease and the present value of minimum lease payments at December 31, 1996 are as follows (in thousands):

         1997                                          $239
         1998                                           239
         1999                                           239
         2000                                            51
                                                      -----
                   Total minimum lease payments         768
        Less amount representing interest              (100)
                                                      ------
        Present value of minimum lease payments        $668
                                                      =====

5.  TIME DEPOSITS

At December 31, 1996 and 1995, time deposits equal to or greater than $100,000 were approximately $52,159,000 and $54,973,000, respectively. During 1996 and 1995, the weighted average interest rate of total time deposits was 4.7% and 5.6%, respectively. As of December 31, 1996, expected maturities of total time deposits by contractual maturity date are as follows (in thousands):

                                                      CARRYING
                                                        VALUE
                                                      --------

              1997                                    $137,096
              1998                                      23,699
              1999                                       7,694
              2000                                       5,480
              2001                                       3,952
              Thereafter                                    17
                                                       -------
                                                      $177,938
                                                      ========

6.  NOTE PAYABLE AND FEDERAL HOME LOAN BANK ("FHLB") ADVANCES

FNB maintains an agreement with the FHLB of Atlanta. Under this agreement, the FNB can borrow up to $7,250,000. At December 31, 1996 and 1995, the total amounts outstanding under this agreement were $306,000 and $381,000, respectively. The weighted average interest rate on FHLB advances was 8.08% at both December 31, 1996 and 1995. Maximum borrowings during the years ended December 31, 1996 and 1995 were $381,250 and $450,000, respectively. The advances are due on January 25, 2001 and are collateralized by a blanket pledge of FNB's loans secured by 1-4 unit residential property, which at December 31, 1996 totaled approximately $45,357,000.

During 1996, the Company repaid all amounts due under a $1,500,000 unsecured line of credit. As of December 31, 1995, the Company's obligation under this credit line was $250,000, and the weighted average interest rate charged on the line for the years ended December 31, 1996 and 1995 was 6.69% and 6.94%, respectively.

                                F-14
7.  Income taxes

    The components of the provision for income taxes in 1996, 1995, and 1994 are as follows (in thousands):

                                                                       1996        1995      1994
                                                                       ----        ----      ----
           Current provision                                         $ 1,746     $   640   $ 1,052
           Deferred (benefit) provision                                  (66)        364       300
                                                                     -------     -------   -------
           Provision for income taxes                                $ 1,680     $ 1,004   $ 1,352
                                                                     =======     =======   =======

The components of the net deferred tax asset at December 31, 1996 and 1995 are as follows (in thousands):

                                                                          1996       1995
                                                                         ------     ------
           Deferred tax assets related to:
           Allowance for loan losses                                     $1,671     $1,595
           Other                                                            140         94
                                                                         ------     ------
                   Total deferred tax assets                              1,811      1,689
                                                                         ------     ------
           Deferred tax liabilities related to:
             Excess of book over tax basis of premises and
                equipment                                                (1,219)    (1,199)
             Unrealized gain on securities available for sale              (168)      (236)
             Other                                                          (87)       (51)
                                                                         ------     ------
                   Total deferred tax liabilities                        (1,474)    (1,486)
                                                                         ------     ------
           Net deferred tax asset                                        $  337     $  203
                                                                         ======     ======

No valuation allowances for deferred tax assets have been recorded as of December 31, 1996 and 1995 based on management's assessment that it is more likely than not that these assets will be realized. This assessment is based primarily on the level of historical taxable income and projection for future taxable income over the period in which the deferred tax assets are deductible.

The provision for income taxes shown in the accompanying consolidated statements of income is less than the amount computed by multiplying income before provision for income taxes by the 34% statutory federal income tax rate. A reconciliation of this difference is as follows (in thousands):

                               F-15

                                                                        1996        1995        1994
                                                                        ----        ----        ----
Income taxes at statutory rate                                         $1,785      $1,437      $1,735
Increase (decrease) resulting from tax effects of:
Tax-exempt interest, net of disallowance                                 (568)       (611)       (628)
Amortization of goodwill                                                  213         213         213
Other, net                                                                250         (35)         32
                                                                       ------      ------      ------
Provision for income taxes                                             $1,680      $1,004      $1,352
                                                                       ======      ======      ======

8.  STOCK PLANS

    INCENTIVE STOCK OPTION PLANS

The Company has in place two incentive stock option plans ("1988 Plan" and "1993 Plan") for officers under which an aggregate of 200,000 shares of common stock are authorized for grant. Options granted are at no less than the fair market value of a share of stock on the grant date. The 1988 Plan allows for the exercise of granted options beginning five years after the grant date. Options not exercised expire ten years after the grant date. The 1993 Plan allows for the exercise of granted options ratably over the five-year vesting period. Options not exercised expire five years after the grant date.

The Company adopted the disclosure provisions in SFAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996. As permitted by the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost.

A summary of the changes in common stock options during the three-year period ended December 31, 1996 is as follows:

                                                         Outstanding Options
                                                         -------------------
                                                                     Weighted                             Exercise
                                                                      average       Exercisable           price per
                                                         Number        price          options               share
                                                         -------     --------       -----------        ----------------
Outstanding at December 31, 1993                         173,750     $12.12                 0            $12.00, $13.50
Granted                                                    18,750      16.25                 0                    16.25
Options which became exercisable                            -            -            161,250               12.00-16.25
Canceled                                                 (16,250)     12.92           (16,250)              12.00,13.50
                                                        --------                     --------
Outstanding at December 31, 1994                         176,250      12.48           145,000               12.00-16.25
Options which became exercisable                            -            -              3,750                     16.25
Exercised                                                 (6,250)     12.00            (6,250)                    12.00
                                                        --------                     --------
Outstanding at December 31, 1995                         170,000      12.50           142,500               12.00-16.25
Options which became exercisable                            -            -              3,750                     16.25
                                                        --------                     --------
Outstanding at December 31, 1996                         170,000     $12.50           146,250             $12.00-$16.25
                                                        ========                     =========

                              F-16
The weighted average exercise price of exercisable options at December 31, 1996, 1995, and 1994 is $12.33, $12.22, and $12.15, respectively.
The weighted average remaining contractual life of options outstanding at December 31, 1996 is approximately 2.7 years.

RESTRICTED STOCK PLAN

In December 1994, the board of directors approved the Hardwick Holding Company Restricted Stock Award Agreement (the "Agreement"). The Agreement provides for the award of up to an aggregate of 120,000 shares of the Company's common stock to certain key employees. The number of shares awarded annually is dependent upon the Company's profitability. Participants under the Agreement are entitled to cash dividends and to vote their respective shares. Restrictions generally limit the sale or transfer of the shares and expire ten years from the award date.

During 1995, 15,000 shares of restricted stock were awarded to key employees. The Company recorded deferred compensation of approximately $244,000 based on the estimated market price at the award date. Deferred compensation is being amortized over the vesting period of ten years.
The Company recognized in fiscal years 1996 and 1995 approximately $24,000 and $21,000, respectively, in compensation expense related to the restricted stock awards.

9.  EMPLOYEE BENEFIT PLANS

The Company has established a contributory defined contribution plan (the "Plan") which covers substantially all salaried employees. Employees have the option to contribute up to 6% of their annual salaries to the Plan. The Company matches 50% of employee contributions. The Company makes a discretionary contribution based on 4% of a qualifying employee's base salary, as defined under the Plan.

The Company's discretionary and matching contributions to the Plan were $324,000, $351,000, and $340,000 in 1996, 1995, and 1994, respectively.
The assets of the plan have a market value of $7,095,000 and are maintained by the trust department of HBT.

10.  LIMITATION ON SUBSIDIARY DIVIDENDS

Substantially all of HHC's retained earnings are undistributed earnings of its banking subsidiaries, which are restricted as to payment to HHC by various regulations administered by bank regulatory authorities. For state banks, such as HBT, the limitation on dividends payable is equal to 50% of the preceding year's net income. For national banks, such as FNB, the limitation on dividends payable is equal to net income in the current year combined with its retained net income of the preceding two years.

In 1996, 1995, and 1994, HBT paid dividends to HHC of $4,400,000, $1,500,000, and $1,500,000, respectively. In 1996, 1995, and 1994, FNB paid dividends to HHC of $1,000,000, $750,000, and $0, respectively. During fiscal year 1996, HBT obtained regulatory approval to pay dividends to HHC in excess of the predetermined formula previously defined. At December 31, 1996, HBT could have paid additional dividends to HHC of $54,000 based on the revised level of dividends approved by the

                              F-17
regulators.

Retained earnings of HBT and FNB available for payment of cash dividends to HHC under the applicable regulations totaled approximately $3,100,000 at December 31, 1996.

Dividends received by HHC from HBT and FNB are available for use to service debt obligations, pay other expenses, and distribute as dividends to stockholders of HHC.

11.  REGULATORY REQUIREMENTS

The Federal Reserve Board requires member banks to maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 1996, the Company's aggregate reserve requirement averaged approximately $7,420,000.

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios of Tier 1 and total capital to risk-weighted assets and of Tier 1 capital to quarterly average total assets. Management believes that as of December 31, 1996, the Company meets all capital adequacy requirements to which it is subject. A summary of Tier 1 and total capital (actual, required, and to be well capitalized) and the Tier 1 leverage ratio of the Company and its significant subsidiaries as of December 31, 1996 and 1995 is as follows (dollars in thousands):

                                                              Required for
                                                                  Capital
                                                                  Adequacy            Required to Be
                                           Actual                 Purposes            Well Capitalized
                                    -------------------     ------------------      ---------------------
                                    Amount      Ratio       Amount       Ratio      Amount        Ratio
                                    -------------------     ------------------      ---------------------

December 31, 1996:
  Tier 1 capital:
     HHC                            $41,307       12.34%     $13,385       4.00%     $20,077        6.00%
     HBT                             24,454       12.13        8,063       4.00       12,095        6.00
     FNB                             14,760       11.68        5,055       4.00        7,583        6.00
  Total capital:
     HHC                             45,522       13.60       26,770       8.00       33,463       10.00
     HBT                             26,996       13.39       16,126       8.00       20,158       10.00
     FNB                             16,351       12.94       10,110       8.00       12,638       10.00
  Tier 1 leverage:
     HHC                             41,307        9.55       12,979       3.00       21,631        5.00
     HBT                             24,454        9.30        7,890       3.00       13,150        5.00
     FNB                             14,760        8.45        5,243       3.00        8,739        5.00

                               F-18

                                                              Required for
                                                                  Capital
                                                                  Adequacy            Required to Be
                                           Actual                 Purposes            Well Capitalized
                                    -------------------     ------------------      ---------------------
                                    Amount      Ratio       Amount       Ratio      Amount        Ratio
                                    -------------------     ------------------      ---------------------

 December 31, 1995:
   Tier 1 capital:
     HHC                            $40,448       13.53%    $ 11,959       4.00%     $17,938         6.00%
     HBT                             25,646       14.91        6,881       4.00       10,322         6.00
     FNB                             14,028       11.12        5,047       4.00        7,571         6.00
   Total capital:
     HHC                             44,221       14.79       23,917       8.00       29,897        10.00
     HBT                             27,760       16.14       13,763       8.00       17,204        10.00
     FNB                             15,615       12.38       10,094       8.00       12,618        10.00
   Tier 1 leverage:
     HHC                             40,448        9.44       17,372       4.00       21,715         5.00
     HBT                             25,646       10.05       10,203       4.00       12,753         5.00
     FNB                             14,028        8.10        5,205       3.00        8,675         5.00

12.  RELATED-PARTY TRANSACTIONS

In the normal course of business, HHC's subsidiary banks have granted loans to the Company's executive officers and directors. Loans to executive officers and directors and their related interests are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of origination for comparable transactions with unrelated persons and do no involve more than normal risk of collectibility. Outstanding loans to executive officers and directors, as well as entities in which the executive officers and directors have a financial interest, were $8,495,000 and $5,394,000 at December 31, 1996 and 1995, respectively.

The following table summarizes the change in these loans for the year ended December 31, 1996 (in thousands):

             Balance at beginning of year                     $5,394
             New loans                                         3,980
             Repayments                                         (879)
                                                              ------
             Balance at end of year                           $8,495
                                                              ======

13.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
      CONCENTRATIONS OF CREDIT

The Company is a participant in financial instruments with off-balance sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of the Company's customers and to reduce the Company's own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The


                              F-19
contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit and collateral policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Company grants various types of loans and financial instruments to customers within its respective market areas (primarily northwest Georgia). Although the Company has a diversified loan portfolio, a significant portion of the Company's loans originates from customers that are directly or indirectly related to the carpet industry. Notably, approximately 40% of the workforce in the Company's market area is employed by companies directly related to the carpet industry. Adverse economic trends in the carpet industry could impair these customers' ability to repay their obligations and result unfavorably on the results of operations of the Company.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1996 and 1995 were $73,870,000 and $52,888,000, respectively. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate, and income-producing commercial properties for those commitments for which collateral is deemed necessary. The Company had $1,059,000 and $1,192,000 in standby letters of credit outstanding at December 31, 1996 and 1995, respectively.

14.   CONTINGENCIES

The Company is involved in litigation and other legal proceedings arising in the course of its normal business activities. Although the ultimate outcome of these matters cannot be determined at this time, it is the opinion of management that none of these matters, when resolved, will have a significant effect on the Company's financial condition or results of operations.

                               F-20
15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 (in thousands):

                                                            1996                        1995
                                                   ----------------------      ----------------------
                                                   Carrying        Fair        Carrying        Fair
                                                    Amount         Value        Amount         Value
                                                   --------     ---------      --------     ---------
Financial assets:

   Cash and cash equivalents                      $  33,797     $  33,797     $  42,271     $  42,271
   Investment securities                            120,166       120,166       135,206       135,206
   Loans                                            271,470       270,761       239,189       239,572
   Accrued interest receivable                        3,865         3,865         3,674         3,674

Financial liabilities:
   Deposits                                          93,940       393,705       389,951       389,452
   Securities sold under agreements to
      repurchase                                      3,327         3,327         3,536         3,536
   Federal funds purchased                            2,600         2,600             0             0
   Capital lease obligation                             668           668           844           844
   FHLB advances                                        306           305           381           378
   Note payable                                           0             0           250           250
   Accrued interest payable                           2,381         2,381         2,078         2,078

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

-- Cash and cash equivalents are valued at their carrying amounts reported in the consolidated balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity of these instruments.

-- Investment securities are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

-- Loans are valued on the basis of estimated cash flows, discounted using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest receivable approximates its fair value.

-- Deposits with no defined maturity, such as demand deposits, savings accounts, NOW, and money market accounts, have a fair value equal to the amount payable on demand which is equal to their respective
    carrying amounts.   Fair values of certificates of deposit are
    estimated using a discounted cash flow calculation using the rates currently offered for deposits of similar remaining maturities. The intangible value of long-term relationships with depositors is not taken into account in estimating the fair value disclosed. The carrying amount of accrued interest payable approximates its fair value.

                               F-21
-- Securities sold under agreements to repurchase and federal funds purchased are valued at their carrying amounts reported in the consolidated balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity of these instruments.

-- Fair values of the capital lease obligation, FHLB advances, and note payable are estimated using a discounted cash flow calculation using the Company's current incremental borrowing rates for similar types of instruments.

-- Off-balance sheet instruments include commitments to extend credit and standby letters of credit. The fair value of such instruments is based on fees currently charged for similar arrangements in the marketplace, adjusted for changes in terms and credit risk as appropriate. The carrying values of these unamortized fees and hence the fair values of the related commitments were not significant as of December 31, 1996 and 1995.

16.  HARDWICK HOLDING COMPANY (PARENT COMPANY ONLY)
     FINANCIAL INFORMATION

         HARDWICK HOLDING COMPANY (PARENT COMPANY ONLY)
            BALANCE SHEETS--DECEMBER 31, 1996 AND 1995
                    (DOLLARS IN THOUSANDS)

                              ASSETS
                                                              1996         1995
                                                              ----         ----
 Cash on deposit in subsidiary bank                        $  1,392     $    121
 Premises and equipment, net                                    321          101
 Investment in subsidiaries:
    Banking subsidiaries                                     45,421       46,644
    Nonbanking subsidiary                                         0          140
 Other assets                                                   431          441
                                                             ------      -------
      Total assets                                         $ 47,565     $ 47,447
                                                             ======       ======
                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                  $     588    $     367
Note payable                                                      0          250
                                                           --------     --------
        Total liabilities                                       588          617
                                                           --------     --------
Stockholders' equity:
   Common stock, $.50 Par value; 10,000,000
     shares authorized, 4,125,141 shares
     issued, 3,999,229 and 4,066,478 shares
     outstanding at December 31, 1996 and
     1995, respectively                                       2,063        2,063
  Additional paid-in capital                                 20,233       20,233
  Retained earnings                                          26,845       25,284
  Unrealized gain on bank securities available
     for sale, net of taxes                                     324          421
  Treasury stock, at cost, 125,912 and
     58,663 shares at December 31, 1996 and
     1995, respectively                                      (2,289)        (948)
  Deferred compensation                                        (199)        (223)
                                                            -------      -------
         Total stockholders' equity                          46,977       46,830
                                                            -------      -------
         Total liabilities and stockholders' equity         $47,565      $47,447
                                                            =======      =======

                               F-22
                  HARDWICK HOLDING COMPANY (PARENT COMPANY ONLY)
                               STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                  (IN THOUSANDS)

                                                                 1996       1995       1994
                                                                 ----       ----       ----
Operating income:
  Interest on deposits in subsidiary bank                    $     11    $     12   $      9
  Dividends from banking subsidiaries                           5,400       2,250      1,500
  Consulting fees from subsidiaries                               591         586        523
                                                             --------    --------   --------
        Total operating income                                  6,002       2,848      2,032
                                                             --------    --------   --------
Operating expense:
  Interest on note payable                                         27          48         11
  Net occupancy expense                                            87          84         97
  Other operating expense                                       1,238       1,496      1,207
                                                             --------    --------   --------
        Total operating expense                                 1,352       1,628      1,315
                                                             --------    --------   --------
Income before income tax benefit and
  equity in undistributed earnings of subsidiaries              4,650       1,220        717
Income tax benefit                                                 91         301        233
                                                             --------    --------   --------
Income before equity in undistributed
   earnings of subsidiaries                                     4,741       1,521        950
(Distributions in excess of earnings) equity
   in undistributed earnings of subsidiaries                   (1,171)      1,702      2,801
                                                             --------    --------   --------
Net income                                                     $3,570      $3,223     $3,751
                                                             ========    ========   ========

                                F-23
                  HARDWICK HOLDING COMPANY (PARENT COMPANY ONLY)
                         STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                (IN THOUSANDS)

                                                                          1996       1995        1994
                                                                          ----       ----        ----
Cash flows from operating activities:
  Net income                                                            $3,570      $3,223     $3,751
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Distributions in excess of earnings (equity in
        undistributed earnings) of subsidiaries                          1,171      (1,702)    (2,801)
      Provision for depreciation and amortization                          183         155        126
      (Gain) loss on disposal of premises and
         equipment                                                         (85)          9          0
      Decrease (increase) in other assets                                   10        (138)       (43)
      (Decrease) increase in accounts payable and
         accrued liabilities                                               (20)        159         (7)
                                                                        ------      ------     ------
            Net cash provided by operating activities                    4,829       1,706      1,026
                                                                        ------      ------     ------

Cash flows from investing activity:
  Purchases of premises and equipment                                     (199)       (32)        (43)
                                                                        ------      ------     ------
Cash flows from financing activities:
  Proceeds from note payable                                                 0           0        750
  Payments on note payable                                                (250)       (500)         0
  Cash dividends on common stock                                        (1,768)       (898)      (823)
  Purchase of treasury stock                                            (1,341)       (251)    (1,034)
  Proceeds from sale of treasury stock                                       0          75          0
                                                                        ------      ------     ------
       Net cash used in financing activities                            (3,359)     (1,574)    (1,107)
                                                                        ------      ------     ------
  Net increase (decrease) in cash                                        1,271         100       (124)
  Cash, beginning of year                                                  121          21        145
                                                                        ------      ------     ------
  Cash, end of year                                                     $1,392     $   121    $    21
                                                                        ======     =======    =======
  Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                              $   27     $    48    $    11
                                                                        ======     =======    =======

    Income taxes received from subsidiaries                             $1,020     $ 1,080    $ 1,407
    Income taxes paid by parent company                                  1,020       1,080      1,255
                                                                        ------     -------    -------
    Net income taxes received by parent company                         $    0     $     0    $   152
                                                                        ======     =======    =======

    Dividends declared but not paid                                     $   241    $     0    $     0
                                                                        =======    =======    =======

                               F-24
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the Registrant's two most recent fiscal years, the Registrant did not change accountants and had no disagreement with its accountants on any matters of accounting principle or practices or financial statement disclosure.


                               29

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Registrant, their respective ages, directorships in any publicly owned companies, positions held by each with the Registrant, their principal occupations and the number of shares of the Registrant's common stock owned beneficially by each director and executive officer as of March 15,1997 are as follows. Except as otherwise indicated, each director and executive officer has been or was engaged in his present or last principal employment in the same or a similar position for more than five years. Unless otherwise stated, percentages of shares beneficially owned are based on 4,032,147 shares outstanding on March 15, 1997.

                                                                                      Number of Shares Owned
Name (Age) and Business Background                                                      (Percent of Class)
----------------------------------                                                    ----------------------
Kenneth E. Boring (72)                                                                 1,660,000 (41.2%) <F1>
        Chairman and Chief Executive Officer of Hardwick since March 1981;
        Hardwick Bank since May 1984 and, since 1986, Chairman of
        Northwest Bank; Partner in Boring and Boring, which is engaged in real estate investment; Partner in Boring, Boring, and Minor, which is engaged in real estate investment; Vice President and co-owner of Dalton Aircraft, Inc., an aircraft rental and service firm.

James M. Boring, Jr. (75)                                                             1,295,032 (32.1%) <F2>
        President and Director of Hardwick since March 1981; Director of
        Hardwick Bank since February 1977; Director of Northwest Bank since
        Boring, which is engaged in real estate investment; Partner in Boring,
        Boring and Minor, which is engaged in real estate investment;
        President and co-owner of Dalton Aircraft, Inc., an aircraft rental and service firm.

Thomas H. Bond (67)                                                                   1,000 *
        Director of Hardwick since April 1988; Director of Northwest Bank since January 1988; retired banker.

Wayne R. Broaddus (64)                                                                5,307* <F3>
        Director of Hardwick since December 1994; President & CEO of
        Associated Aggregates International, Inc.

Robert M. Chandler (48)                                                                35,434 * <F4>
        Director of Hardwick from February 1985 through March 1988;
        Director of Hardwick Bank since December 1985; Vice
        President, Queen Carpet Corp. (Patcraft Division), a
        manufacturer of carpet.

Richard R. Cheatham (53)                                                               1,595,300 (39.6%) <F5>
        Director of Hardwick since February 1995; Vice Chairman of
        Hardwick since April 1995; Partner, Kilpatrick Stockton LLP,
        Attorneys at Law.

David J. Lance (42)                                                                    41,225 (1.0%) <F6>
        Director of Hardwick since April 1988; President,
        Director of Northwest Bank since October 1980; Chief
        Executive Officer of Northwest Bank since May 1984.

Norman D. McCoy (56)                                                                   5,860 *
        Director of Hardwick since March 1981;
        President and Chief Executive Officer of Dalton Supply Co.,
        Inc., a wholesale distributor of industrial supplies.


                             30
Marshall R. Mauldin (51)                                                               47,030 (1.2%) <F7>
        Director of Hardwick since March 1981; President, Chief
        Executive Officer and Director of Hardwick Bank since
        January 1990; Director and Executive Vice President of
        Executive Vice President and Director of Northwest Bank from July
        1986 through December 1989.

Michael Robinson (48)                                                                  38,350 *<F8>
        Executive Vice President of Hardwick since 1990;
        Secretary, Treasurer and Director of Hardwick since
        Bank since 1986 and Director of Hardwick Bank since 1988;
        Vice President of Hardwick Bank from 1981 through 1989.

Stanley A. Crawford (52)                                                               0
        Executive Vice President of Hardwick Bank since
        September 1992; Previously City President of NationsBank
        Dalton, Ga.

Leon M. Ham, III (68)                                                                  15,000 *
        Director of Hardwick since April 1996; Director of Hardwick
        Bank since February 1981; and President and CEO of Carteret
        Corporation, a textile sales company dealing in yarns and fibers.

All Executive Officers and Directors as a Group                                        3,144,738  (78.0%)
               (12 Persons)
______________________________
*        Represents less than one percent of class.

<F1> Includes 670,000 shares owned directly; 15,000 shares owned through an Individual Retirement Account ("IRA"), 881,700 shares owned by a family trust of which Mr. Boring serves as Trustee and has sole voting power, 28,100 shares owned by Mr. Boring as custodian for his daughters and 65,200 shares owned by his wife.

<F2> Includes 1,239,275 shares owned directly, 3,257 shares owned through an IRA and 52,500 shares owned by his wife.

<F3> Includes 5,307 shares owned through an IRA.

<F4> Includes 21,341 shares owned directly, 800 shares owned through an IRA, 3,841 shares owned by his wife, 660 shares owned by his wife through an IRA, and 8,792 shares owned as custodian for his son and daughter.

<F5> Includes 1,594,800 shares included in the beneficial
ownership of Kenneth E. Boring, which may be voted by proxy pursuant to a revocable proxy from Kenneth E. Boring, 250 shares owned through an IRA and 250 shares owned by his wife through an IRA.

<F6> Includes 250 shares owned directly, 1,900 shares owned
through an IRA, and 825 shares owned by his wife, 21,250 shares vested under incentive stock options and 17,000 shares under a restrictive stock award agreement.

<F7> Includes 8,360 shares owned directly and 420 shares owned through an IRA, 21,250 shares vested under incentive stock options and 17,000 shares under a restrictive stock award agreement.

<F8> Includes 100 shares owned directly, 21,250 shares vested under incentive stock options and 17,000 shares under a restrictive stock award agreement.

___________________________
Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified. The executive officers are elected by the Board of Directors and serve at the will of the Board. There are no family relationships among executive officers and directors except for James M. Boring, Jr. and Kenneth E. Boring, who are brothers.


                                31


ITEM 11.  EXECUTIVE COMPENSATION.

Compensation

     There is shown below information concerning the annual and long term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1996, 1995, and 1994 of those persons who were at December 31,1996 (1) the Chief Executive Officer and (2) the four other most highly compensated officers of Hardwick and its subsidiaries whose total salary and bonuses during 1996 exceeded $100,000 (the "Named Officers").

                         Summary Compensation Table


                                                                 Annual Compensation
Name and Principal Position                   ----------------------------------------------------          All Other
---------------------------                   Year            Salary          Bonus          Other        Compensation
                                              ----            ------          -----          -----        ------------
Kenneth E. Boring                             1996     $     120,000    $    20,400   $      29,424          $10,094
        Chairman of the Board and Chief       1995           120,000         24,000          22,349            8,414
        Executive Officer, Hardwick           1994           114,000         13,883          14,127            8,592

James M. Boring, Jr.                          1996     $      90,000    $    13,500   $      24,688           $7,714
        President, Hardwick                   1995           100,000         20,000          15,409            7,014
                                              1994            80,000          9,600          17,174            6,272

Marshall R. Mauldin                           1996     $     120,000    $    20,400   $      18,146          $10,094
        President and CEO, Hardwick Bank      1995           120,000         24,000          15,947            8,414
                                              1994           114,000         13,883          13,937            8,952

David J. Lance                                1996     $     120,000    $    20,400   $      22,852          $10,088
        President and CEO, Northwest          1995           120,000         24,000          17,327            8,414
        Bank                                  1994           114,000         13,883          15,711            8,952

Michael Robinson                              1996     $     120,000    $    20,400   $      23,249          $10,256
        Executive Vice President and          1995           120,000         24,000          18,188            8,414
        CFO, Hardwick                         1994           114,000         13,883          14,306            8,952

Stanley A. Crawford                           1996     $      93,000    $    17,670   $      20,267           $7,695
        Executive Vice President              1995            93,000         16,740          16,899            6,524
        Hardwick Bank                         1994            90,000         12,600           8,202            7,064

                              32

Options, Exercises and Fiscal Year-End Values

     Shown below is information with respect to unexercised options to purchase the Registrant's common stock granted to the Named Officers under the Company's Incentive Stock Option Plan and held by them at December 31, 1996. There were 6,250 grants issued in December 1994, to David J. Lance, Marshall R.
Mauldin and Michael Robinson which vest 20% each year over a five-year period, including 1994, and are exercisable five years after they vest. None of the Named Officers exercised any stock options during 1996.

                         No. Of Shares Underlying               Value of Unexercised
                         Unexercised Options Held at            In the Money Options at
                         December 31, 1996                      December 31, 1996
                         -----------------                      -----------------
        Name               Exercisable      Unexercisable       Exercisable       Unexercisable
        ----               -----------      -------------       -----------       -------------
Kenneth E. Boring             None            None               None               None
James M. Boring, Jr.          None            None               None               None
Stanley A. Crawford           None            12,500             None               $100,000
Marshall R. Mauldin           22,500           2,500            $164,063            $  9,375
David J. Lance                22,500           2,500            $164,063            $  9,375
Michael Robinson              22,500           2,500            $164,063            $  9,375

         Of the Named Officers, Marshall R. Mauldin, David J. Lance and Michael Robinson each have 18,750 grants under the 1988 plan at a grant price of $12.00 and received the 6,250 grants in December 1994 under the 1993 plan at a grant price of $16.25.
Stanley A. Crawford has 12,500 grants under the 1988 plan at a grant price of $12.00 which are exercisable on September 27, 1997.

     During 1994, the Company approved a restricted stock award agreement covering Marshall R. Mauldin, David J. Lance and Michael Robinson. The provisions include awards of up to 40,000 shares each in stock of the Registrant over a ten-year period based upon financial performance of the Registrant. The awards began in 1996, and as of March 15, 1997, the award of 17,000 shares each has been made to each of the named officers. The Named Officers will have voting rights and receive the payment of shareholder dividends on each share; however, each certificate awarded is restricted from transfer for a period of ten years. The plan provides that in the event there is a change in control of ownership of the Registrant, the Named Officers covered under the restricted stock award agreement would be entitled to an amount equal to 2.99 times the compensation paid for the preceding calendar year, less the market value of the shares covered by awards then in existence, at which time the restrictive legend would be terminated.

     The vested shares in the plans as discussed above and the awards granted as of March 15, 1997 have been included in the ownership section above for the purposes of stock percentage ownership by directors and executive officers.

Director Compensation

     During 1996, each nonemployee director of Hardwick was paid
$400 for regular and committee meetings attended for their
services as directors.
                              33
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table provides the number of shares and percentage of outstanding shares of the Registrant's common stock which were owned at March 15, 1997 by each person known to the Registrant to own beneficially more than 5% of the Registrant's common stock. Percentages of shares beneficially owned are based on 4,035,229 shares outstanding at March 15, 1997. For information concerning beneficial ownership of the Registrant's common stock by directors and management, see Item 10 above.


                                           Number of
        Name and Address of                 Shares      Percent of
         Beneficial Owner                   Owned         Class
         ----------------                   -----         -----
Kenneth E. Boring                         1,660,000     41.2% <F1>
314 N. Selvidge Street
Dalton, GA  30720

James M. Boring, Jr.                      1,295,032     32.1% <F2>
314 N. Selvidge Street
Dalton, GA  30720

Boring Family Trust                         881,700     21.9% <F3>
314 N. Selvidge Street
Dalton, GA  30720

Richard R. Cheatham                       1,595,300      39.6% <F4>
1100 Peachtree Street, Suite 2800
Atlanta, GA  30309
______________________________________

<F1> Includes 670,000 shares owned directly, 15,000 shares owned through an IRA, 881,700 shares owned by a family trust which Mr. Boring serves as trustee and has sole voting power, and 28,100 shares owned by Mr. Boring as custodian for his daughters and 65,200 shares owned by his wife.

<F2> Includes 1,239,275 shares owned directly, 3,257 shares owned through an IRA, and 52,500 shares owned by Mr. Boring's wife.

<F3> Included in the beneficial ownership of Kenneth E. Boring.
See footnote (1) above.

<F4> Includes 1,594,800 shares included in the beneficial
ownership of Kenneth E. Boring, which may be voted by proxy pursuant to a revocable proxy from Kenneth E. Boring, 250 shares owned through an IRA and 250 shares owned by his wife through an IRA. See footnote (1) above.

                              34
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Banks have had, and expect to have in the future, banking transactions in the ordinary course of business with directors and officers of the Registrant and their associates, including corporations in which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectibility or presented unfavorable features. Loans to executive officers and directors and related parties represented 18.1% of total shareholders' equity of Hardwick at December 31, 1996. See Note 12 under notes to consolidated financial statements of the Company.

ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a)  1. Financial Statements.

     The following financial statements and notes thereto of the Registrant are incorporated by reference into Item 8 of this report;

     Report of Independent Public Accountants

     Consolidated Balance Sheets - December 31, 1996 and 1995.

     Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995 and 1994.

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules.
        -----------------------------

     No financial statement schedules are required to be filed as part of this Report on Form 10-K;

     3. Exhibits.
        --------

     The following exhibits are required to be filed with the Report by Item 601 of Regulation S-K:

     3.1  Articles of Incorporation of the Registrant, as Amended
          (included as Exhibit 3.1 to Registrant's Registration Statement on Form S-4, Commission File No. 33-43386, previously filed with the Commission and incorporated herein by reference).

     3.2 Amended and restated bylaws of the Registrant (included as Exhibit 3.2 to Registrant's Registration Statement on Form S-4, Commission File No. 33-43386, previously filed with the Commission and incorporated herein by reference).

     4.1 See exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of common stock of the Registrant.

     10.1 Incentive Stock Option Plan of the Registrant as adopted March 16, 1988 (included as Exhibit 10.3 to the
          Registrant's Registration Statement on Form S-4, Commission File No. 33-43386, previously filed with the Commission and incorporated herein by reference).

     10.2 Incentive Stock Option Plan of the Registrant as adopted July 14, 1993 (included as Exhibit 10.2 to the
          Registrant's Form 10-K for December 31, 1994, previously filed with the Commission and incorporated herein by reference).

     10.3 Restricted Stock Award Agreement as adopted December 14,
          1994 (included as Exhibit 10.3 to the Registrant's Form 10-K for December 31, 1994, previously filed with the Commission and incorporated herein by reference).

                               35

     21   List of subsidiaries of Registrant.

   24.0 A Power of Attorney is set forth on the signature pages to this Form 10-K.

    (b)  Reports on Form 8-K.
         None

    (c) The Registrant submits herewith as exhibits to this report on Form 10-K the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

    (d) All financial statement schedules are omitted because the data is either not applicable or the required information is provided in the consolidated financial statements or related notes thereto.

    27   Financial Data Schedule (FOR SEC USE ONLY).


                               36
                         SIGNATURES


     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dalton, State of Georgia, on the 27th day of March 1997.


                              HARDWICK HOLDING COMPANY
                                   (Registrant)



                              By:/s/ Michael Robinson
                                     Michael Robinson
                              Title:  Executive Vice President
                              (Principal Financial and Accounting Officer)

                    POWER OF ATTORNEY AND SIGNATURES

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Kenneth E. Boring or Michael Robinson, or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities set forth and on the 27th day of March 1997.


       Signature                                                  Title


/s/ Kenneth E. Boring                                      Chairman and Chief
Kenneth E. Boring                                          Executive Officer;
                                                           Director (Principal
                                                           Executive Officer)


/s/ James M. Boring, Jr.                                   President; Director
James M. Boring, Jr.


/s/ Thomas H. Bond                                         Director
Thomas H. Bond


/s/ Wayne R. Broaddus
Wayne R. Broaddus                                          Director


/s/ Robert M. Chandler                                     Director
Robert M. Chandler




/s/ Richard R. Cheatham                                    Director
Richard R. Cheatham

/s/ Leon M. Ham III                                        Director
Leon M. Ham III

/s/ David J. Lance                                         Director
David J. Lance


/s/ Norman McCoy                                           Director
Norman McCoy


/s/ Marshall R. Mauldin                                    Director
Marshall R. Mauldin


/s/ Michael Robinson                                       Executive Vice
Michael Robinson                                           President, Secretary
                                                           and Treasurer
                                                           (Principal Financial
                                                           and Accounting
                                                           Officer); Director

                     EXHIBIT INDEX



     21   List of subsidiaries of Registrant

     27   Financial Data Schedule

     99   Proxy Information