Form 10-Q
period 1997-03-31
HARDWICK HOLDING CO
filed 1997-05-15
CIK 787465

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


           Quarterly Report Under Section 13 or 15 (d) of The Securities Exchange Act of 1934



For Quarter Ended MARCH 31, 1997  Commission File Number 33-43386
                  --------------                         --------

                     HARDWICK HOLDING COMPANY
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         GEORGIA                          58-1408388
--------------------------------     ----------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification Number)

One Hardwick Square, P.O. Box 1367, Dalton, GA.     30722-1367
-----------------------------------------------     ----------
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


                         Yes  /X/  No / /

                     Number of shares of common stock outstanding
                                   at MARCH 31, 1997

                                   4,026,025 Shares
                                   ----------------
                      HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                                        INDEX

                                                                      Page No.

PART I-     FINANCIAL INFORMATION

            Consolidated Statements of Financial
            Position at March 31, 1997 and
            December 31, 1996                                             3

            Consolidated Statements of Income
            for the Three Months Ended March 31,
            1997 and 1996                                                 4

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31,
           1997 and 1996                                                   5-6

           Notes to Unaudited Consolidated Financial Statements            7-9

          Management's Discussion and Analysis of
          Financial Position and Results of Operations                     10-14

PART II-  OTHER INFORMATION                                                15

SIGNATURES                                                                 16

                            HARDWICK HOLDING COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                (Dollars in thousands, except per share amounts)

                                                                                  March 31,        December 31,
                                                                                    1997               1996
                                                                                -----------        ------------
                                                                                (unaudited)
                                   Assets
Cash and due from banks                                                         $    23,858        $    26,797
Federal funds sold                                                                   17,400              7,000
                                                                                -----------        -----------
     Total cash and cash equivalents                                                 41,258             33,797
Investment securities, available-for-sale                                           117,644            120,166
Loans, net                                                                          275,904            271,470
Premises and equipment, net                                                          14,745             15,114
Assets under capital lease, net                                                         565                614
Accrued interest receivable                                                           3,778              3,865
Excess of cost over fair value of
  subsidiaries acquired, net of amortization                                          5,192              5,346
Other assets                                                                          2,430              1,689
                                                                                -----------        -----------
     Total assets                                                               $   461,516        $   452,061
                                                                                ===========        ===========
                      Liabilities and Stockholders' Equity

Deposits-
  Noninterest-bearing                                                           $    86,518        $    85,567
  Interest-bearing                                                                  317,129            308,373
                                                                                -----------        -----------
     Total deposits                                                                 403,647            393,940

Securities sold under agreements to repurchase                                        3,295              5,927
Other borrowed funds                                                                    288                306
Note payable to bank                                                                    900                  0
Capital lease obligation                                                                617                668
Other liabilities                                                                     4,733              4,243
                                                                                -----------        -----------
     Total liabilities                                                              413,480            405,084
                                                                                -----------        -----------
Commitments and contingencies (Notes 2 and 4)
Stockholders' equity-
   Common stock, $.50 par value, 10,000,000 shares authorized,
      4,161,141 shares issued; 4,026,025 and 3,999,229 shares
      outstanding at March 31,1997 and December 31,1996, respectively                 2,081              2,063
   Additional paid-in capital                                                        20,936             20,233
   Retained earnings                                                                 28,872             26,845
   Unrealized losses (gains) on securities available-for-sale net of tax               (474)               324
   Less treasury stock, at cost, 135,116 and 125,912 shares at March 31,
      1997 and December 31, 1996, respectively                                        2,473              2,289
   Less deferred compensation from restricted stock plan                               (906)              (199)
                                                                                -----------        -----------
        Total stockholders' equity                                                   48,036             46,977
                                                                                -----------        -----------
        Total liabilities and stockholders' equity                              $   461,516        $   452,061
                                                                                ===========        ===========

                  (See notes to consolidated financial statements.)

                     HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                  (Dollars in thousands, except per share amounts)

                                                                       For the Three Months Ended
                                                                       --------------------------
                                                                        March 31,       March 31,
                                                                           1996           1996
                                                                        ---------       ---------
INTEREST INCOME:
   Interest and fees on loans                                          $   6,472       $   5,955
   Interest on investment securities-
      Taxable                                                              1,306           1,364
      Nontaxable                                                             304             424
   Interest on fed funds sold                                                158             113
                                                                       ---------       ---------
         Total interest income                                             8,240           7,856
                                                                       ---------       ---------

INTEREST EXPENSE:
   Interest on deposits                                                    3,314           3,266
   Interest on securities sold under agreements to repurchase                 56              33
   Interest on other borrowed funds                                            1               7
   Interest on note payable and capital lease obligations                     11              17
                                                                       ---------       ---------
        Total interest expense                                             3,382           3,323
                                                                       ---------       ---------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN
   LOAN LOSSES                                                             4,858           4,533
PROVISION FOR LOAN LOSSES                                                    500              38
                                                                       ---------       ---------
NET INTEREST INCOME                                                        4,358           4,495
                                                                       ---------       ---------
NONINTEREST INCOME:
   Service charges on deposit accounts                                       650             581
   Securities (losses) gains, net                                             29            (28)
   Other noninterest income                                                2,739             544
                                                                       ---------       ---------
        Total noninterest income                                           3,418           1,097

NONINTEREST EXPENSE:
   Salaries and employee benefits                                          2,165           2,035
   Net occupancy expense                                                     798             867
   Other noninterest expense                                               1,624           1,349
                                                                       ---------       ---------
        Total noninterest expense                                          4,587           4,251
                                                                       ---------       ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   3,189           1,341
PROVISION FOR INCOME TAXES                                                   921             398
                                                                       ---------       ---------
NET INCOME                                                             $   2,268       $     943
                                                                       =========       =========

NET INCOME PER SHARE                                                   $    0.57       $    0.23
                                                                       =========       =========

           (See notes to consolidated financial statements.)

                     HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                  (In thousands)

                                                                                                   For the Three Months
                                                                                                        Ended March 31,

                                                                                                    1997            1996
                                                                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $     2,268       $     943
   Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                                       500              38
       Provision for depreciation and amortization                                                     671             632
       Loss (Gain) on disposition of premises and equipment                                            188              (1)
       Accretion of investment security discounts                                                      (23)             29
       Deferred income tax provision                                                                   213             125
       Securities losses  (gains), net                                                                 (29)             28
       Decrease (Increase) in accrued interest receivable                                               87            (313)
       Increase in other assets                                                                       (543)            (41)
       Increase in other liabilities                                                                   490             160
                                                                                                ----------         -------
           Net cash provided by operating activities                                                 3,822           1,600
                                                                                                ----------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities available-for-sale                              4,706          13,538
   Proceeds from sales of investment securities available-for-sale                                  11,711           8,473
   Purchases of investment securities available-for-sale                                           (15,113)        (11,981)
           Net cash flows from loans originated and principal collected on loans                    (4,934)         (7,299)
   Proceeds from disposal of premises and equipment                                                     14              15
   Purchases of premises and equipment                                                                (226)           (188)
                                                                                                ----------         -------
           Net cash (used in) provided by investing activities                                      (3,842)          2,558
                                                                                                ----------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW accounts, and savings accounts                              (1,584)        (13,018)
   Net cash flows from sales and maturities of certificates of deposit                              11,291             273
   Net (decrease) in fed funds purchased and securities sold
      under agreement to repurchase                                                                 (2,632)           (268)
   (Decrease) increase in other borrowed funds                                                         (18)            (18)
   Proceeds from note payable to bank                                                                  900               0
   Payments on note payable to bank and capital lease obligations                                      (51)           (168)
   Purchase of treasury stock,  at cost                                                               (184)            (28)
   Payments of cash dividends                                                                         (241)           (243)
                                                                                                ----------         -------
           Net cash provided by (used in) financing activities                                  $    7,481      $  (13,470)
                                                                                                ----------         -------

                     HARDWICK HOLDING COMPANY
                          & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                           (Unaudited)
                         (In Thousands)

                                                                                For the Three Months Ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                   1997             1996
                                                                                --------------------------
NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS                           $    7,461       $    (9,312)
CASH AND CASH EQUIVALENTS, beginning of period                                     33,797            42,271
                                                                                ---------        ----------
CASH AND CASH EQUIVALENTS, end of period                                       $   41,258            32,959
                                                                                =========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for Interest                                    $    3,054       $     2,862
                                                                                =========        ==========
   Cash paid during the period for income taxes                                $      578               -
                                                                                =========        ==========

Noncash transactions during the period ended:
   Transfer of premises and equipment to other assets                          $      -         $       211
                                                                                =========        ==========
   Increase in deferred compensation from issue of restricted stock            $      720       $        -
                                                                                =========        ==========


           (See notes to consolidated financial statements.)

                HARDWICK HOLDING COMPANY AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Hardwick Holding Company (HHC) and its wholly owned subsidiaries, Hardwick Bank and Trust Company (HBT) and First National Bank of Northwest Georgia (FNBNWG), collectively referred to as the "Company". All significant intercompany balances and transactions have been eliminated.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at March 31, 1997, were approximately $82,709,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBT and FNBNWG, upon extension of credit is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $1,551,000 outstanding at March 31, 1997.

(3)   RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ( FASB ) has issued SFAS No. 128, Earnings Per Share and SFAS No. 129, Disclosure of Information About Capital Structure . These standards are effective for reporting periods ending after December 15, 1997. The adoption by the Company will not have a significant effect on the Company s financial condition or results of operations.

(4)  CONTINGENCIES

The Company is involved in litigation and other legal proceedings arising in the course of its normal business activities.
Although the ultimate outcome of these matters cannot be determined at this time, it is the opinion of management that none of these matters, when resolved, will have a significant effect on the Company's financial condition or results of operations.

(5)     EARNINGS PER SHARE

Earnings per share is calculated on the basis of weighted average number of shares outstanding, which was 4,004,259 for the three month period ended March 31, 1997 and 4,065,729 for the three month period ended March 31, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION
------------------

Total assets increased by approximately $9,455,000 from approximately $452,061,000 at December 31, 1996, to approximately $461,516,000 at March 31, 1997. The principal fluctuations were in federal funds sold and loans. Federal funds sold increased by approximately $10,400,000 from approximately $7,000,000 at December 31, 1996 to approximately $17,400,000 at March 31, 1997, an increase of 148.5%. Loans increased approximately $4,434,000 from approximately $271,470,000 at December 31, 1996, to approximately $275,904,000 at March 31, 1997, an increase of 1.63%. The increase was partially offset by a decrease in cash and due from banks of approximately $2,939,000 from approximately $26,797,000 at December 31, 1996, to approximately $23,858,000 at
March 31, 1997, and a decrease in investment securities of approximately $2,522,000 or 2.1% to approximately $117,644,000 at March 31, 1997, from approximately $120,166,000 at December 31, 1996. HHC's cash and cash equivalents reflected a net increase of approximately $7,461,000 or 22.0% for the three month period ended March 31, 1997.

Savings and other interest-bearing deposit accounts increased approximately $8,756,000 or 2.8% during the three-months ended March 31, 1997, to approximately $317,129,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Although rates paid on deposit accounts have increased during the three-months ended March 31, 1997, HHC has not raised rates paid on interest bearing deposits at the rate of increase as other institutions in its market area. Average rates paid on deposits for the current period were approximately 4.3% compared to 4.4% for the same period in the preceding year.

At March 31, 1997, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.4%. At March 31, 1997, 59% of HHC's loans were in real estate loans (including mortgage and construction loans), 19% in commercial loans (including agricultural loans), 14% in consumer loans (including credit cards) and other loans were 8%. HHC's loan to deposit ratio was 69% at March 31, 1997, and 47% of all deposits were invested in time certificates of deposit.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines to draw from. At March 31, 1997 approximately $288,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the three-months ended March 31, 1997:

Balance, December 31, 1996                            $  46,977,000
Net income                                                2,268,000
Change in unrealized  gains (losses) on  securities
   available-for-sale, net of tax                          (798,000)
Purchase of treasury stock                                 (184,000)
Amortization of deferred compensation-restricted             14,000
   stock plan
Cash dividends declared                                    (241,000)
                                                        -----------
Balance, March 31, 1997                               $  48,036,000
                                                        ===========

RESULTS OF OPERATIONS

For the three-months ended March  31, 1997 and 1996:

NET INTEREST INCOME

Net interest income after provision for loan losses for the three-month period ended March 31, 1997 was approximately $4,358,000 which was $137,000 or 3.1% less than the $4,495,000 for the same period the year before. Total interest income increased by approximately $384,000 or 4.9% while total interest expense increased approximately $59,000 or 1.8% for the three month period ended March 31, 1997, as compared to the three-months ended in the previous year. Approximately $500,000 was provided for loan losses during the three month period ended March 31, 1997 compared with approximately $38,000 for the three month period in the preceding year. The increase in the loan loss provision is due to the increase of approximately $1,127,000 in nonperforming loans from December 31, 1996 to March 31, 1997, and an increase of approximately $22,343,480 in average loans for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

Yields on interest-bearing assets averaged 8.4% for the current period compared to 7.6% for the same period the year before. Total average interest-bearing assets increased by approximately $7,862,000 or 2.0% for the current period when compared with the three-months ended March 31, 1996. Average loans for the three-months ended March 31, 1997, increased approximately $22,343,000 or 8.9% more than the average loans for the three-months ended March 31, 1996. The average yield on loans for the three-months ended March 31, 1997, was 9.5%, which is relatively unchanged from the three-months ended March 31, 1996.

Earnings from the loan portfolio have also been adversely effected by the Company's level of nonperforming assets.
Nonaccrual loans and accruing loans contractually past due ninety days or more were approximately $2,176,000 at March 31, 1997, as compared to approximately $1,000,000 at December 31, 1996, representing an increase of approximately $1,176,000 or 117.6%.
At present management does not foresee an increasing trend occurring.

Nonaccrual loans have increased approximately $1,438,000 or 320.3% for the three month period ended March 31, 1997, to approximately $1,887,000 compared to approximately $449,000 at December 31, 1996. Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $40,000 during the three month period ended March 31, 1997. Nonaccrual loan interest collected and reported in the three month period ended March 31, 1997, was approximately $19,000.

Rates paid on interest-bearing liabilities averaged 4.4% for the three-months ended March 31, 1997, compared with 4.4% for the three-months ended March 31, 1996. Rates paid in the current three month period on average have remained relatively the same as rates paid on average for the year ended December 31, 1996. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase during the remainder of the year.

OTHER NONINTEREST INCOME

Total other noninterest income increased approximately $2,321,000 for the three-months ended March 31, 1997, as compared with the three-months ended March 31, 1997. The increase is primarily due to a settlement of litigation with a vendor of approximately $2,127,000 which was included in other noninterest income
Service charges on deposits increased by approximately $69,000. There was a change in net gains from sales and calls of investment securities held available-for-sale of approximately $57,000. The other noninterest income increase was due principally to an increase in credit life commissions of approximately $45,000, credit card merchant discounts of approximately $26,000 while other miscellaneous income items had a net decrease of approximately $3,000.

OTHER NONINTEREST EXPENSES

Total noninterest expenses increased by approximately $336,000, or 7.9% for the three- months ended March 31, 1997, as compared to the same period ended in the preceding year. The increase is due principally to increases of approximately $130,000 in salary and employee benefits and of approximately $275,000 in other expense. The increase was partially offset by a decrease in net occupancy expense of approximately $69,000 The increase in salary and employee benefits is due principally to general rate increases and the increase in the cost of providing the Company s health care plan. The increase in other expense was made up of approximately $188,000 in losses on disposition of fixed assets, credit card fee expense of approximately $51,000, outside data processing of approximately $26,000 and advertising of approximately $18,000, and other miscellaneous expenses had a net decrease of approximately $8,000.

INCOME TAX PROVISION

The effective tax rates reported for the three-months ended March 31, 1997 and 1996, were 28.9% and 29.7%, respectively.

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

For the three-months ended March 31, 1997, cash and cash equivalents increased approximately $7,461,000 or 22% from December 31, 1996. Operating and financiang activities provided cash and cash equivalents of approximately $3,822,000 and $7,481,000 respectively while investing activities used approximately $3,842,000. Net income of approximately $2,268,000, depreciation and amortization not requiring the use of cash of approximately 671,000, losses on disposition of premises and equipment of approximately $188,000, deferred income taxes of approximately $213,000 and an increase in other liabilities of approximately $490,000 were the principal sources of funds provided from operating activities while being partially offset by an increase in other assets of approximately $543,000.

Funds provided by financing activities were principally from proceeds from net cash flows from sales and maturities of certificates of deposit of approximately $11,291,000 and proceeds from a note payable to bank of approximately $900,000. Funds provided were partially offset by net decreases in NOW accounts, demand deposits and savings accounts of approximately $1,584,000, net decreases in fed funds purchased and securities sold under agreement to repurchase of approximately $2,632,000, purchases of treasury stock of approximately $184,000 and payments of dividends of approximately $241,000.

The cash used in investing activities was principally due to purchases of investment securities available-for-sale of approximately $15,113,000 and net cash flows from loans originated and principal collected on loans of approximately $4,934,000. Investing activities providing funds were proceeds from the maturities and calls of investment securities available-for-sale of approximately $4,706,000 and sales of investments securities available-for-sale of approximately $11,711,000.

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

The following tables represent HHC's regulatory capital position at March 31, 1997:


Risk Based Capital Ratios:                                      Amount                Ratio
                                                             -----------              ------
Tier 1 Capital                                              $     43,318              12.74%
Tier 1 Capital minimum requirement                          $     13,605               4.00%
                                                             -----------              -----
Excess                                                      $     29,713               8.74%
                                                             ===========              =====

Total Capital                                               $     47,606              14.00%
Total Capital minimum requirement                           $     27,210               8.00%
                                                             -----------              -----
Excess                                                      $     20,396               6.00%
                                                             ===========              =====
Risk adjusted assets net of goodwill and
excess loan loss allowance                                  $    340,135

Leverage Ratio:
Tier 1 Capital to adjusted total assets ("Leverage          $     43,318               9.77%
  Ratio")
Minimum leverage requirement                                $     13,305               3.00%
                                                             -----------              -----
Excess                                                      $     30,013               6.67%
                                                             ===========              =====

Average total assets, net of goodwill <F1>                  $    443,530

<F1> Average total assets, net of goodwill for the three-months ended March 31, 1997.

HHC is a legal entity separate and distinct from the Banks. Most of the revenues of HHC result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by HHC to its shareholders. HHC declared approximately $241,000, or $0.06 per share in cash dividends to its common shareholders for the three-months ended March 31,1997.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    - None


ITEM 5.  OTHER INFORMATION     - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit 27 - Financial Data Schedule (for SEC use only)
          (b)  Form 8-K - None.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


CORPORATION                                        HARDWICK HOLDING COMPANY
-----------                                        ------------------------

Date:  May 8, 1997                                 By:/s/ Michael Robinson
                                                      Michael Robinson
                                                      Executive Vice President,
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                      Officer and Duly
                                                      Authorized Officer)