Form 10-Q
period 1997-06-30
HARDWICK HOLDING CO
filed 1997-08-14
CIK 787465

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


           Quarterly Report Under Section 13 or 15 (d) of The Securities Exchange Act of 1934



For Quarter Ended JUNE 30, 1997    Commission File Number 33-43386

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

                             Yes  X   No__

           Number of shares of common stock outstanding
                         at JULY 13, 1997
                         4,021,496 Shares
                         ----------------
            HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                              INDEX

                                                       Page No.

PART I-   FINANCIAL INFORMATION

          Consolidated Statements of Financial
          Position at June 30, 1997 and
          December 31, 1996                                        3

          Consolidated Statements of Income
          for the Three Months Ended June  30,
          1997 and 1996                                            4

          Consolidated Statements of Income
          for the Six Months Ended June 30,
          1997 and 1996                                            5

          Consolidated Statements of Cash Flows
          for the Six Months Ended June 30,
          1997 and 1996                                            6-7

          Notes to Unaudited Consolidated Financial Statements     8-10

          Management's Discussion and Analysis of
          Financial Position and Results of Operations             11-17

PART II-  OTHER INFORMATION                                        18

SIGNATURES                                                         19

                            HARDWICK HOLDING COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (Dollars in thousands, except share amounts)

                                                                               June 30,        December 31,
                                                                                 1997              1996
                                                                              -----------      ------------
                                                                              (unaudited)
                           Assets
Cash and due from banks                                                       $   23,718    $      26,797
Federal funds sold                                                                12,548            7,000
                                                                               ---------     ------------
  Total cash and cash equivalents                                                 36,266           33,797
Investment securities, available-for-sale                                        121,516          120,166
Loans, net                                                                       282,652          271,470
Premises and equipment, net                                                       14,494           15,114
Assets under capital lease, net                                                      516              614
Accrued interest receivable                                                        4,130            3,865
Excess of cost over fair value of
 subsidiaries acquired, net of amortization                                        5,039            5,346
Other assets                                                                       2,095            1,689
                                                                               ---------     ------------
   Total assets                                                               $  466,708    $     452,061
                                                                               =========     ============
              Liabilities and Stockholders' Equity

Deposits-
  Noninterest-bearing                                                         $   88,732    $      85,567
  Interest-bearing                                                               315,589          308,373
                                                                               ---------      -----------
     Total deposits                                                              404,321          393,940
  Securities sold under agreements to repurchase                                   6,610            5,927
  Other borrowed funds                                                               269              306
  Note payable to bank                                                               900                0
  Capital lease obligation                                                           570              668
  Other liabilities                                                                4,704            4,243
                                                                               ---------      -----------
     Total liabilities                                                           417,374          405,084
                                                                               ---------      -----------
  Commitments and contingencies (Notes 2 and 4)
  Stockholders' equity-
    Common stock, $.50 par value, 10,000,000 shares authorized,
      4,161,141 and 4,125,141 shares issued; 4,021,496 and
      3,999,229 shares outstanding at June 30,1997 and
      December 31,1996, respectively                                               2,081            2,063
    Additional paid-in capital                                                    20,936           20,233
    Retained earnings                                                             29,599           26,845
    Unrealized gains on securities available-for-sale net of tax                     159              324
    Less treasury stock, at cost, 139,645 and 125,912 shares at June 30,
       1997 and December 31, 1996, respectively
    Less deferred compensation from restricted stock plan                           (877)            (199)
                                                                               ---------      -----------
      Total stockholders' equity                                                  49,334           46,977
                                                                               ---------      -----------
      Total liabilities and stockholders' equity                              $  466,708     $    452,061
                                                                               =========      ===========

            (See notes to consolidated financial statements.)

                     HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                  (Dollars in thousands, except per share amounts)

                                                                        For the Three Months Ended
                                                                        --------------------------
                                                                         June 30,         June 30,
                                                                           1997             1996
                                                                        --------------------------
INTEREST INCOME:
   Interest and fees on loans                                          $   6,706       $   6,104
   Interest on investment securities-
     Taxable                                                               1,514           1,342
     Nontaxable                                                              295             408
   Interest on fed funds sold                                                152              80
                                                                        --------        --------
             Total interest income                                         8,667           7,934
                                                                        --------        --------
INTEREST EXPENSE:
   Interest on deposits                                                    3,496           3,162
   Interest on securities sold under agreements to repurchase                 49              29
   Interest on other borrowed funds                                           11               8
   Interest on note payable and capital lease obligations                     29              24
                                                                        --------        --------
              Total interest expense                                       3,585           3,223
                                                                        --------        --------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOAN LOSSES                                                              5,082           4,711
 (REVERSAL OF) PROVISION FOR LOAN LOSSES                                    (125)             37
                                                                        --------        --------
NET INTEREST INCOME                                                        5,207           4,674
                                                                        --------        --------
NONINTEREST INCOME:
   Service charges on deposit accounts                                       676             563
   Securities (losses) gains, net                                             (9)             38
   Other noninterest income                                                  435             419
                                                                        --------        --------
              Total noninterest income                                     1,102           1,020
                                                                        --------        --------
NONINTEREST EXPENSE:
   Salaries and employee benefits                                          2,146           1,980
   Net occupancy expense                                                     811             819
   Other noninterest expense                                               1,524           1,472
                                                                        --------        --------
              Total noninterest expense                                    4,481           4,271
                                                                        --------        --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   1,828           1,423
PROVISION FOR INCOME TAXES                                                   618             432
                                                                        --------        --------
NET INCOME                                                             $   1,210       $     991
                                                                        ========        ========

NET INCOME PER SHARE                                                   $    0.30       $    0.25
                                                                        ========        ========

         (See notes to consolidated financial statements.)

                     HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share amounts)

                                                                          For the Six Months Ended
                                                                          ------------------------
                                                                         June 30,          June 30,
                                                                           1997              1996
                                                                         --------------------------
INTEREST INCOME:
   Interest and fees on loans                                          $  13,178         $  12,059
   Interest on investment securities-
     Taxable                                                               2,820             2,706
     Nontaxable                                                              599               832
   Interest on fed funds sold                                                310               193
                                                                        --------          --------
             Total interest income                                        16,907            15,790
                                                                        --------          --------
INTEREST EXPENSE:

   Interest on deposits                                                    6,810             6,428
   Interest on securities sold under agreements to repurchase                105                62
   Interest on other borrowed funds                                           12                15
   Interest on note payable and capital lease obligations                     40                41
                                                                        --------          --------
             Total interest expense                                        6,967             6,546
                                                                        --------          --------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOAN LOSSES                                                              9,940             9,244
PROVISION FOR LOAN LOSSES                                                    375                75
                                                                        --------          --------
NET INTEREST INCOME                                                        9,565             9,169
                                                                        --------          --------
NONINTEREST INCOME:
   Service charges on deposit accounts                                     1,326             1,144
   Securities gains, net                                                      20                10
   Other noninterest income                                                3,174               963
                                                                        --------          --------
              Total noninterest income                                     4,520             2,117

NONINTEREST EXPENSE:
   Salaries and employee benefits                                          4,311             4,015
   Net occupancy expense                                                   1,609             1,686
   Other noninterest expense                                               3,148             2,821
                                                                        --------          --------
              Total noninterest expense                                    9,068             8,522
                                                                        --------          --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   5,017             2,764
PROVISION FOR INCOME TAXES                                                 1,539               830
                                                                        --------          --------
NET INCOME                                                             $   3,478         $   1,934
                                                                        ========          ========

NET INCOME PER SHARE                                                   $    0.87         $    0.48
                                                                        ========          ========

                       (See notes to consolidated financial statements.)

                     HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                    For the Six Months Ended
                                                                                                            June 30,
                                                                                                        1997         1996
                                                                                                    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                     $    3,478    $    1,934
   Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                                         375            75
       Provision for depreciation and amortization                                                     1,270         1,258
       Loss on disposition of premises and equipment                                                     191             6
       Accretion of investment security discounts                                                        (52)           59
       Deferred income tax (benefit) provision                                                          (179)          103
       Securities gains,  net                                                                            (20)          (10)
       Increase in accrued interest receivable                                                          (265)          (69)
       Increase in other assets                                                                         (406)         (259)
       Increase in other liabilities                                                                     461           568
                                                                                                    --------      --------
           Net cash provided by operating activities                                                   4,853         3,665
                                                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities available-for-sale                                9,688        21,632
   Proceeds from sales of investment securities available-for-sale                                    17,511        12,065
   Purchases of investment securities available-for-sale                                             (28,770)      (18,461)
   Net cash flows from loans originated and principal collected on loans                             (11,557)      (15,650)
   Proceeds from disposal of premises and equipment                                                       14            29
   Purchases of premises and equipment                                                                  (342)         (400)
                                                                                                    --------      --------
           Net cash used in investing activities                                                     (13,456)         (785)
                                                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW accounts, and savings accounts                                (7,627)       (3,982)
   Net cash flows from sales and maturities of certificates of deposit                                18,008        (4,897)
   Net increase (decrease) in fed funds purchased and securities sold
           under agreement to repurchase                                                                 683        (2,372)
   Decrease in other borrowed funds                                                                      (37)          (37)
   Proceeds from note payable to bank                                                                    900         1,100
   Payments on note payable to bank and capital lease obligations                                        (98)         (337)
   Purchase of treasury stock,  at cost                                                                 (275)       (1,128)
   Payments of cash dividends                                                                           (482)         (487)
                                                                                                    --------      --------
           Net cash provided by (used in) financing activities                                    $   11,072     $ (12,140)
                                                                                                    --------      --------

                     HARDWICK HOLDING COMPANY
                         & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                             (Unaudited)
                           (In Thousands)

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                          ------------------------
                                                                             1997             1996
                                                                          ------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    $    2,469       $  (9,260)
CASH AND CASH EQUIVALENTS, beginning of period                              33,797          42,271
                                                                         ---------        --------
CASH AND CASH EQUIVALENTS, end of period                                $   36,266       $  33,011
                                                                         =========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for Interest                             $    6,059       $   5,317
                                                                         =========        ========
   Cash paid during the period for income taxes                         $    1,662             495
                                                                         =========        ========
Noncash transactions during the period ended:
   Transfer of premises and equipment to other assets                   $       -        $     211
                                                                         =========        ========

   Increase in deferred compensation from issue of restricted stock     $      720       $       -
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods.
The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at June 30, 1997, were approximately $80,896,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBT and FNBNWG, upon extension of credit is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $1,520,000 outstanding at June 30, 1997.

(3)  "RECENT ACCOUNTING PRONOUNCEMENTS"

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure". These standards are effective for reporting periods ending after December 15, 1997. The adoption by the Company will not have a significant effect on the Company's financial condition or results of operations.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". These standards are effective for financial statements for periods beginning after Decmeber 15, 1997. The adoption by the Company will not have a significant effect on the Company's financial condition or results of operations.


(4)  CONTINGENCIES

The Company is involved in litigation and other legal proceedings arising in the course of its normal business activities.
Although the ultimate outcome of these matters cannot be determined at this time, it is the opinion of management that none of these matters, when resolved, will have a significant effect on the Company's financial condition or results of operations.

(5)       EARNINGS PER SHARE

Earnings per share is calculated on the basis of weighted average number of shares outstanding, which was 4,013,498 for the six month period ended June 30, 1997 and 4,062,313 for the six month period ended June 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION
------------------

Total assets increased by approximately $14,647,000 from approximately $452,061,000 at December 31, 1996, to approximately $466,708,000 at June 30, 1997. The principal fluctuations were in federal funds sold and loans. Federal funds sold increased by approximately $5,548,000 from approximately $7,000,000 at December 31, 1996 to approximately $12,548,000 at June 30, 1997, an increase of 79.3%. Loans increased approximately $11,182,000 from approximately $271,470,000 at December 31, 1996, to approximately $282,652,000 at June 30, 1997, an increase of 4.1%. The increase was partially offset by a decrease in cash and due from banks of approximately $3,079,000 from approximately $26,797,000 at December 31, 1996, to approximately $23,718,000 at
June 30, 1997. HHC's cash and cash equivalents reflected a net increase of approximately $2,469,000 or 7.3% for the six month period ended June 30, 1997.

Savings and other interest-bearing deposit accounts increased approximately $7,216,000 or 2.3% during the six-months ended June 30, 1997, to approximately $315,589,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Average rates paid on deposits for the current period were approximately 4.4% relatively unchanged from the same period in the preceding year.

At June 30, 1997, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.6%. At June 30, 1997, 59% of HHC's loans were in real estate loans (including mortgage and construction loans), 17% in commercial loans (including agricultural loans), 14% in consumer loans (including credit cards) and other loans were 10%. HHC's loan to deposit ratio was 71% at June 30, 1997, and 48% of all deposits were invested in time certificates of deposit.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines to draw from. At June 30, 1997 approximately $269,000 was outstanding under the Federal Home Loan Bank lines of credit.



The following table represents the changes in consolidated stockholders' equity for the six-months ended June 30, 1997:

Balance, December 31, 1996                                             $  46,977,000
Net income                                                                 3,478,000
Change in unrealized gains (losses) on securities available-for-sale,
   net of tax                                                               (165,000)
Purchase of treasury stock                                                  (275,000)
Amortization of deferred compensation-restricted stock plan                   42,000
Dividends declared                                                          (723,000)
                                                                        ------------
Balance, June 30, 1997                                                 $  49,334,000
                                                                        ============

RESULTS OF OPERATIONS
---------------------

For the three-months ended June  30, 1997 and 1996:

NET INTEREST INCOME

Net interest income after provision for loan losses for the three-month period ended June 30, 1997 was approximately $5,207,000 which was $533,000 or 11.4% greater than the $4,674,000 for the same period the year before. The net interest income for the current period contained a reversal of loan loss provision of approximately $125,000 compared with $37,000 provision for the previous year. Total interest income increased by approximately $733,000 or 9.2% while total interest expense increased approximately $362,000 or 11.2% for the three month period ended June 30, 1997, as compared to the comparable three-months ended in the previous year.

Yields on interest-bearing assets averaged 8.4% for the current period compared to 8.2% for the same period the year before. Total average interest-bearing assets increased by approximately $8,853,000 or 2.2% for the current period when compared with the three-months ended June 30, 1996. Average loans for the three-months ended June 30, 1997, increased approximately $13,951,000 or 5.4% more than the average loans for the three-months ended June 30, 1996. The average yield on loans for the three-months ended June 30, 1997, was 9.5%, which is relatively unchanged from the three-months ended June 30, 1996.

Earnings from the loan portfolio have also been adversely effected by the Company's level of nonperforming assets.
Nonaccrual loans and accruing loans contractually past due ninety days or more were approximately $1,229,000 at June 30, 1997, as compared to approximately $1,000,000 at December 31, 1996, representing an increase of approximately $229,000 or 22.9%. At present management does not foresee an increasing trend occurring.

Nonaccrual loans have increased approximately $125,000 or 27.8% for the three month period ended June 30, 1997, to approximately $574,000 compared to approximately $449,000 at December 31, 1996. Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $31,000 during the three month period ended June 30, 1997. Nonaccrual loan interest collected and reported in the three month period ended June 30, 1997, was approximately $12,000.

Rates paid on interest-bearing liabilities averaged 4.4% for the three-months ended June 30, 1997, compared with 4.3% for the three-months ended June 30, 1996. Rates paid in the current three month period on average have remained relatively the same as rates paid on average for the year ended December 31, 1996. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase slightly during the remainder of the year.

NONINTEREST INCOME

Total other noninterest income increased approximately $82,000 for the three-months ended June 30, 1997, as compared with the three-months ended June 30, 1996. The increase is primarily due to an increase in service charges on deposits of approximately $113,000; an increase in other noninterest income of approximately $16,000; while being partially offset by a net loss on sale of securities of approximately $9,000 compared with a net gain of approximately $38,000 in the same period a year ago.


NONINTEREST EXPENSES

Total noninterest expenses increased by approximately $210,000, or 4.9% for the three-months ended June 30, 1997, as compared to the same period ended in the preceding year. The increase is due principally to increases of approximately $166,000 in salary and employee benefits and of approximately $52,000 in other expense. The increase was partially offset by a decrease in net occupancy expense of approximately $8,000 The increase in salary and employee benefits is due principally to general rate increases and the increase in the cost of providing the Company's health care plan. The increase in other expense was primarily due to credit card expenses of approximately $33,000 while other miscellaneous expenses accounted for the remaining $19,000 of the increase.

INCOME TAX PROVISION

The effective tax rates reported for the three-months ended June
30, 1997 and 1996, were 33.8% and 30.4%, respectively.

RESULTS OF OPERATIONS
---------------------

For the six-months ended June  30, 1997 and 1996:

NET INTEREST INCOME

Net interest income after provision for loan losses for the six-month period ended June 30, 1997 was approximately $9,565,000 which was approximately $396,000 or 4.3% greater than the $9,169,000 for the same period the year before. Total interest income increased by approximately $1,117,000 or 7.1% while total interest expense increased approximately $421,000 or 6.4% for the six-month period ended June 30, 1997 as compared to the six-months ended in the previous year. There was approximately $375,000 in provisions for loan losses for the current period as compared with approximately $75,000 in the six-month period ended June 30, 1996.

Yields on interest-bearing assets averaged 8.4% for the current period compared with 8.1% from the same period the year before. Total average interest-bearing assets increased by approximately $7,572,000 or 1.9% for the current period when compared with the six-months ended June 30, 1996. Average loans for the six-months ended June 30, 1997 increased approximately $17,341,000 or 6.8% more than the average loans for the six-months ended June 30, 1996. The average yield on loans for the six-months ended June 30, 1997 was 9.5% relatively unchanged from the six-months ended June 30, 1996.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $34,000 during the six-month period ended June 30, 1997. Nonaccrual loan interest collected and reported in the six-month period ended June 30, 1997, was approximately $12,000.

Rates paid on interest-bearing liabilities averaged 4.4% for the six-months ended June 30, 1997 compared with 4.3% for the six-months ended June 30, 1996. Rates paid in the current six-month period on average are relatively the same as the rates paid on average for the year ended December 31, 1996. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase slightly during the remainder of the year.

NONINTEREST INCOME

Total noninterest income increased approximately $2,403,000 for the six-months ended June 30, 1997, as compared with the six-months ended June 30, 1996. The increase is primarily due to a settlement of litigation with a vendor of approximately $2,127,000 which was included in other noninterest income Service charges on deposits increased by approximately $182,000. There was a change in net gains from sales and calls of investment securities held available-for-sale of approximately $10,000. The other noninterest income increase was due principally to an increase in credit life commissions of approximately $38,000; other fee income of approximately $26,000 and an increase in trust income of approximately $20,000.

NONINTEREST EXPENSES

Total noninterest expenses increased by approximately $546,000, or 6.4% for the six- months ended June 30, 1997, as compared to the same period ended in the preceding year. The increase is due principally to increases of approximately $296,000 in salary and employee benefits and approximately $327,000 in other expense. The increase was partially offset by a decrease in net occupancy expense of approximately $77,000 The increase in salary and employee benefits is due principally to general rate increases and the increase in the cost of providing the Company's health care plan. The increase in other expense was made up of approximately $191,000 in losses on disposition of fixed assets, credit card fee expense of approximately $62,000, outside data processing of approximately $39,000 and advertising of approximately $21,000, and other miscellaneous expenses had a net increase of approximately $14,000.


INCOME TAX PROVISION

The effective tax rates reported for the six-months ended June
30, 1997 and 1996 were 30.7% and 30.0%, respectively.



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

For the six-months ended June 30, 1997, cash and cash equivalents increased approximately $2,469,000 or 7.3% from December 31, 1996. Operating and financiang activities provided cash and cash equivalents of approximately $4,853,000 and $11,072,000 respectively while investing activities used approximately $13,456,000. Net income of approximately $3,478,000, provision for loan losses of approximately $375,000; depreciation and amortization not requiring the use of cash of approximately $1,270,000, losses on disposition of premises and equipment of approximately $191,000 and an increase in other liabilities of approximately $461,000 were the principal sources of funds provided from operating activities while being partially offset by an increase in other assets of approximately $406,000 and a deferred tax benefit of approximately $179,000.
Funds provided by financing activities were principally from proceeds from net cash flows from sales and maturities of certificates of deposit of approximately $18,008,000; net increase in fed funds sold and repurchase agreements of approximately $683,000 and proceeds from a note payable to bank of approximately $900,000. Funds provided were partially offset by net decreases in NOW accounts, demand deposits and savings accounts of approximately $7,627,000, purchases of treasury stock of approximately $275,000 and payments of dividends of approximately $482,000.

The cash used in investing activities was principally due to purchases of investment securities available-for-sale of approximately $28,770,000; net cash flows from loans originated and principal collected on loans of approximately $11,557,000 and purchases of premises and equipment of approximately $342,000. Investing activities providing funds were proceeds from the maturities and calls of investment securities available-for-sale of approximately $9,688,000 and sales of investments securities available-for-sale of approximately $17,511,000.

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




The following tables represent HHC's regulatory capital position at June 30, 1997:


Risk Based Capital Ratios:                                     Amount                Ratio
                                                             ---------              ------
Tier 1 Capital                                              $   44,136              12.69%
Tier 1 Capital minimum requirement                          $   13,914               4.00%
                                                              --------             ------
Excess                                                      $   30,222               8.69%
                                                              ========             ======
Total Capital                                               $   48,517              13.95%
Total Capital minimum requirement                           $   27,828               8.00%
                                                              --------             ------
Excess                                                      $   20,689               5.95%
                                                              ========             ======
Risk adjusted assets net of goodwill and
 excess loan loss allowance                                 $  347,848

Leverage Ratio:
Tier 1 Capital to adjusted total assets
   ("Leverage Ratio")                                       $   44,136               9.65%
Minimum leverage requirement                                $   13,727               3.00%
                                                              --------             ------
Excess                                                      $   30,409               6.65%
                                                              ========             ======

Average total assets, net of goodwill <F1>                  $  457,579

<F1>  Average total assets, net of goodwill for the three-months ended June 30, 1997.

HHC is a legal entity separate and distinct from the Banks. Most of the revenues of HHC result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by HHC to its shareholders. HHC paid cash dividends of $241,000 or $.06 per share in the first quarter of 1997, that had been declared at December 31, 1996. HHC paid $241,000 or $.06 per share in cash dividends during the second quarter of 1997 that had been declared at March 31, 1997 and at June 30, 1997, HHC declared $482,000 or $.12 per share in cash dividends to its common shareholders for the third quarter of 1997 which was paid on July 19, 1997.

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

          (a)  Hardwick Holding Company 1997 Annual Meeting of
               Stockholders was held on April 21, 1997.

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

         (c) No matters, other than the election of the above slate of directors, were voted on at the annual meeting. A tabulation of votes concerning the election of the above slate of directors is as follows:

                Shares voted by proxy in favor                   787,019
                Shares voted in person in favor                2,963,682
                Shares voted in person against                         0
                Shares voted by proxy against                        563
                Shares abstained from voting                           0
                                                               ---------
                       Total shares represented                3,751,264
                                                               ---------

ITEM 5.  OTHER INFORMATION        - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibit 27-Financial Data Schedule (for SEC use only).
                 (b)  Form 8-K - None.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


CORPORATION                   HARDWICK HOLDING COMPANY


Date:     August 11, 1997     By: /s/ Michael Robinson
                              Michael Robinson
                              Executive Vice President,
                              Chief Financial Officer
                              (Principal Financial Officer
                              and Duly Authorized Officer)