Form 10-Q
period 1997-09-30
HARDWICK HOLDING CO
filed 1997-11-14
CIK 787465

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ----------------------

                                      FORM 10-Q


                      Quarterly Report Under Section 13 or 15 (d)
                        of The Securities Exchange Act of 1934



For Quarter Ended SEPTEMBER  30, 1997         Commission File Number 33-43386
                  -------------------                                --------


                              HARDWICK HOLDING COMPANY
                              ------------------------
               (Exact name of registrant as specified in its charter)


           GEORGIA                                     58-1408388
--------------------------------                       ----------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification Number)

One Hardwick Square, P.O. Box 1367, Dalton, GA.              30722-1367
-----------------------------------------------              ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:    (706) 217-3950
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

                             Yes X              No__
                                 _

            Number of shares of common stock outstanding
                         at November 10, 1997
                           4,021,496 Shares
                           ----------------

            HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                              INDEX

                                                                       Page No.
                                                                       --------

PART I-    FINANCIAL INFORMATION

           Consolidated Statements of Financial
           Position at September 30, 1997 and
           December 31, 1996                                              3

           Consolidated Statements of Income
           for the Three Months Ended September  30,
           1997 and 1996                                                  4

           Consolidated Statements of Income
           for the Nine Months Ended September 30,
           1997 and 1996                                                  5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30,
           1997 and 1996                                                  6-7

           Notes to Unaudited Consolidated Financial Statements           8-10

           Management's Discussion and Analysis of
           Financial Position and Results of Operations                   11-17

PART II-   OTHER INFORMATION                                              18

SIGNATURES                                                                19

                              HARDWICK HOLDING COMPANY
                                  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (Dollars in thousands, except share amounts)

                                                                                           September 30,    December 31,
                                                                                               1997             1996
                                                                                           ------------     -----------
                                                                                            (unaudited)
                                                                                            -----------
Cash and due from banks                                                                 $      20,750     $     26,797
Federal funds sold                                                                              4,281            7,000
                                                                                           ----------        ---------
     Total cash and cash equivalents                                                           25,031           33,797
Investment securities, available-for-sale                                                     121,779          120,166
Loans, net                                                                                    297,946          271,470
Premises and equipment, net                                                                    14,297           15,114
Assets under capital lease, net                                                                   467              614
Accrued interest receivable                                                                     4,170            3,865
Excess of cost over fair value of
  subsidiaries acquired, net of amortization                                                    4,884            5,346
Other assets                                                                                    1,751            1,689
                                                                                           ----------        ---------
     Total assets                                                                       $     470,325     $    452,061
                                                                                           ==========        =========
                      Liabilities and Stockholders' Equity

Deposits-
  Noninterest-bearing                                                                   $     82,755     $     85,567
  Interest-bearing                                                                           318,770          308,373
                                                                                          ==========        =========
     Total deposits                                                                          401,525          393,940
Securities sold under agreements to repurchase                                                 7,268            5,927
Other borrowed funds                                                                           3,250              306
Note payable to bank                                                                           2,100                0
Capital lease obligation                                                                         521              668
Other liabilities                                                                              5,211            4,243
                                                                                          ----------        ---------
     Total liabilities                                                                       419,875          405,084
                                                                                          ----------        ---------
Commitments and contingencies (Notes 2 and 4)

Stockholders' equity-
  Common stock, $.50 par value, 10,000,000 shares authorized,
     4,161,141 and 4,125,141 shares issued; 4,021,496 and 3,999,229 shares
     outstanding at September 30,1997 and December 31,1996, respectively                       2,081            2,063
   Additional paid-in capital                                                                 20,936           20,233
   Retained earnings                                                                          30,328           26,845
   Unrealized gains on securities available-for-sale net of tax                                  518              324
   Less treasury stock, at cost, 139,645 and 125,912 shares at September 30,
     1997 and December 31, 1996, respectively                                                 (2,546)          (2,289)
   Less deferred compensation from restricted stock plan                                        (849)            (199)
                                                                                          ----------        ----------

     Total stockholders' equity                                                                50,450           46,977
                                                                                           ----------        ---------
     Total liabilities and stockholders' equity                                         $     470,325     $    452,061
                                                                                           ==========        =========

                          (See notes to consolidated financial statements.)

                         HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)
                      (Dollars in thousands, except per share amounts)

                                                                                          For the Three Months Ended
                                                                                        -------------------------------
                                                                                        September 30,     September 30,
                                                                                            1997               1996
                                                                                        -------------------------------
INTEREST INCOME:
  Interest and fees on loans                                                            $       7,149   $        6,324
  Interest on investment securities-
     Taxable                                                                                    1,517            1,254
     Nontaxable                                                                                   244              387
  Interest on fed funds sold                                                                      179              117
                                                                                          -----------      -----------
       Total interest income                                                                    9,089            8,082
                                                                                          -----------      -----------

INTEREST EXPENSE:

  Interest on deposits                                                                          3,665            3,185
  Interest on securities sold under agreements to repurchase                                       74               28
  Interest on other borrowed funds                                                                  9                8
  Interest on note payable and capital lease obligations                                           39               32
                                                                                          -----------      -----------
       Total interest expense                                                                   3,787            3,253
                                                                                          -----------      -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOAN LOSSES                                                                                   5,302            4,829

PROVISION FOR LOAN LOSSES                                                                          25              150
                                                                                          -----------      -----------
NET INTEREST INCOME                                                                             5,277            4,679
                                                                                          -----------      -----------
NONINTEREST INCOME:
  Service charges on deposit accounts                                                             677              574
  Securities (losses) gains, net                                                                   42               (2)
  Other noninterest income                                                                        436              392
                                                                                          -----------      -----------
       Total noninterest income                                                                 1,155              964
                                                                                          -----------      -----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                                                2,182            1,988
  Net occupancy expense                                                                           790              852
  Other noninterest expense                                                                     1,545            1,465
                                                                                         ------------      -----------
       Total noninterest expense                                                                4,517            4,305
                                                                                         ------------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                        1,915            1,338
PROVISION FOR  INCOME TAXES                                                                       702              416
                                                                                         ------------      -----------
NET INCOME                                                                              $       1,213     $        922
                                                                                         ============      ===========

NET INCOME PER SHARE                                                                    $        0.30     $       0.23
                                                                                         ============       ==========

                         (See notes to consolidated financial statements.)

                         HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)
                          (In thousands, except per share amounts)

                                                                                           For the Nine Months Ended
                                                                                        --------------------------------
                                                                                        September 30,      September 30,
                                                                                            1997               1996
                                                                                        --------------------------------
INTEREST INCOME:
  Interest and fees on loans                                                            $      20,327     $      18,383
  Interest on investment securities-
    Taxable                                                                                     4,337             3,960
    Nontaxable                                                                                    843             1,219
    Interest on fed funds sold and bank deposits                                                  489               310
                                                                                           ----------        ----------
       Total interest income                                                                   25,996            23,872
                                                                                           ----------        ----------

INTEREST EXPENSE:
  Interest on deposits                                                                         10,475             9,613
  Interest on securities sold under agreements to repurchase                                      179                90
  Interest on other borrowed funds                                                                 21                23
  Interest on note payable and capital lease obligations                                           79                73
                                                                                           ----------        ----------
       Total interest expense                                                                  10,754             9,799
                                                                                           ----------        ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN

  LOAN LOSSES                                                                                  15,242            14,073
PROVISION FOR LOAN LOSSES                                                                         400               225
                                                                                           ----------        ----------
NET INTEREST INCOME                                                                            14,842            13,848
                                                                                           ----------        ----------
NONINTEREST INCOME:
  Service charges on deposit accounts                                                           2,003             1,718
  Securities gains, net                                                                            62                 8
  Other noninterest income                                                                      3,610             1,355
                                                                                           ----------        ----------
       Total noninterest income                                                                 5,675             3,081

NONINTEREST EXPENSE:
  Salaries and employee benefits                                                                6,493             6,003
  Net occupancy expense                                                                         2,399             2,538

  Other noninterest expense                                                                     4,693             4,286
                                                                                           ----------        ----------
       Total noninterest expense                                                               13,585            12,827
                                                                                           ----------        ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                        6,932             4,102
PROVISION FOR  INCOME TAXES                                                                     2,241             1,246
                                                                                           ----------        ----------
NET INCOME                                                                               $      4,691      $      2,856
                                                                                           ==========        ==========

NET INCOME PER SHARE                                                                     $       1.17      $       0.71
                                                                                           ==========        ==========

                           (See notes to consolidated financial statements.)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                            (In thousands)

                                                                                                  For the Nine Months
                                                                                                       Ended
                                                                                                    September 30,
                                                                                                   1997         1996
                                                                                                ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                     $  4,691    $    2,856
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses                                                                         400          225
    Provision for depreciation and amortization                                                     1,815        1,832
    Loss on disposition of premises and equipment                                                     182            2
    Accretion of investment security discounts                                                         81          100
    Deferred income tax (benefit) provision                                                          (171)          43

    Securities gains, net                                                                             (62)          (8)
    Increase in accrued interest receivable                                                          (305)          20
    Increase in other assets                                                                         (134)         (487)
    Increase in other liabilities                                                                     968         1,202
                                                                                                  -------      ---------
       Net cash provided by operating activities                                                    7,465         5,875
                                                                                                  -------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from maturities of investment securities available-for-sale                            15,674        25,417
   Proceeds from sales of investment securities available-for-sale                                 28,110        21,043
   Purchases of investment securities available-for-sale                                          (45,179)      (21,948)
   Net cash flows from loans originated and principal collected on loans                          (26,888)      (26,374)
   Proceeds from disposal of premises and equipment                                                    57            46
   Proceeds from sale of other real estate                                                             12             0
   Purchases of premises and equipment                                                               (600)         (514)
                                                                                                 --------      ---------
       Net cash used in investing activities                                                      (28,814)       (2,330)
                                                                                                 --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net decrease in demand deposits, NOW accounts, and savings accounts                             (15,332)       (8,862)
  Net cash flows from sales and maturities of certificates of deposit                              22,917           235
  Net increase (decrease) in fed funds purchased and securities sold
       under agreement to repurchase                                                                1,341        (1,275)
  Increase (decrease) in other borrowed funds                                                       2,944           (56)
  Proceeds from note payable to bank                                                                2,100         1,100
  Payments on note payable to bank and capital lease obligations                                     (147)         (381)
  Purchase of treasury stock, at cost                                                                (275)            0
  Payments of cash dividends                                                                         (965)         (726)
                                                                                                 --------       --------
       Net cash provided by (used in) financing activities                                     $   12,583    $  (11,173)
                                                                                                 --------       --------


                                  HARDWICK HOLDING COMPANY
                                       & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                         (Unaudited)
                                        (In Thousands)

                                                                                            For the Nine Months Ended
                                                                                                   September 30,
                                                                                            --------------------------
                                                                                               1997             1996
                                                                                            --------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 $     (8,766)     $   (7,718)

CASH AND CASH EQUIVALENTS, beginning of period                                                  33,797          42,271
                                                                                             ----------       --------
CASH AND CASH EQUIVALENTS, end of period                                                  $     25,031      $   34,553
                                                                                             ==========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for Interest                                               $      9,882      $    8,840
                                                                                             ==========       ========
   Cash paid during the period for income taxes                                           $      2,661      $    1,020

Noncash transactions during the period ended:
   Transfer of premises and equipment to other assets                                     $          -      $      211
                                                                                             =========        ========
   Increase in deferred compensation from issue of restricted stock                       $        720      $        -
                                                                                             =========        ========

                           (See notes to consolidated financial statements.)

                               HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                               -----------------------------------------

                       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       ----------------------------------------------------


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at September 30, 1997, were approximately $88,743,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBT and FNBNWG, upon extension of credit is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $2,233,000 outstanding at September 30, 1997.

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure". These standards are effective for reporting periods ending after December 15, 1997. The adoption by the Company will not have a significant effect on the Company's financial condition or results of operations.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". These standards are effective for financial statements for periods beginning after December 15, 1997. The adoption by the Company will not have a significant effect on the Company's financial condition or results of operations.

(4)  CONTINGENCIES

The Company is involved in litigation and other legal proceedings arising in the course of its normal business activities.
Although the ultimate outcome of these matters cannot be determined at this time, it is the opinion of management that none of these matters, when resolved, will have a significant effect on the Company's financial condition or results of operations.


(5)  EARNINGS PER SHARE

Earnings per share is calculated on the basis of weighted average number of shares outstanding, which was 4,016,193 for the nine month period ended September 30, 1997 and 4,048,172 for the nine month period ended September 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
                POSITION AND RESULTS OF OPERATIONS
                ----------------------------------

FINANCIAL POSITION
------------------

Total assets increased by approximately $18,264,000 from approximately $452,061,000 at December 31, 1996, to approximately $470,325,000 at September 30, 1997. The principal fluctuations were in loans, cash and due from banks, federal funds sold and investment securities available for sale. Loans increased by approximately $26,476,000 from approximately $271,470,000 at December 31, 1996 to approximately $297,496,000 at September 30, 1997, an increase of 9.6%. The increase was partially offset by a decrease in cash and due from banks of approximately $6,047,000 or 22.6% from approximately $26,797,000 at December 31, 1996, to approximately $20,750,000 at September 30, 1997. There was also a decrease in federal funds sold of approximately $2,719,000 or 38.8% to approximately $4,281,000 at September 30, 1997, from approximately $7,000,000 at December 31, 1996. Investment securities available-for-sale increased approximately $1,613,000 or 1.3% to approximately $121,779,000 at September 30, 1997, from approximately $120,166,000 at December 31, 1996. HHC's cash and cash equivalents reflected a net decrease of approximately $8,766,000 or 25.9% for the nine month period ended September 30, 1997.

Savings and other interest-bearing deposit accounts increased approximately $10,397,000 or 3.4% during the nine-months ended September 30, 1997, to approximately $318,770,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Average rates paid on deposits for the current period were approximately 4.45% compared with approximately 4.37% for the same period in the preceding year.

At September 30, 1997, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.7%. At September 30, 1997, 61% of HHC's loans were in real estate loans (including mortgage and construction loans), 18% in commercial loans (including agricultural loans), 12% in consumer loans (including credit cards) and other loans were 9%. HHC's loan to deposit ratio was 76% at September 30, 1997, and 50% of all deposits were invested in time certificates of deposit.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines to draw from. At September 30, 1997 approximately $2,944,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the nine-months ended September 30, 1997:


Balance, December 31, 1996                            $ 46,977,000
Net income                                               4,691,000
Change in unrealized gains (losses) on securities
   available-for-sale, net of tax                          194,000
Purchase of treasury stock                                (275,000)
Amortization of deferred compensation-restricted            70,000
   stock plan
Dividends declared                                      (1,207,000)
                                                       ------------
Balance, September 30, 1997                           $ 50,450,000
                                                       ============


RESULTS OF OPERATIONS
---------------------

For the three-months ended September 30, 1997 and 1996:


Net Interest Income
-------------------

Net interest income after provision for loan losses for the three-month period ended September 30, 1997 was approximately $5,277,000 which was $598,000 or 12.8% greater than the $4,679,000 for the same period the year before. The net interest income for the current period contained loan loss provisions of approximately $25,000 compared with $150,000 for the previous year. Total interest income increased by approximately $1,007,000 or 12.5% while total interest expense increased approximately $534,000 or 16.4% for the three month period ended September 30, 1997, as compared to the comparable three-months ended in the previous year.

Yields on interest-bearing assets averaged 8.4% for the current period compared to 8.3% for the same period the year before. Total average interest-bearing assets increased by approximately $48,239,000 or 12.6% for the current period when compared with the three-months ended September 30, 1996. Average loans for the three-months ended September 30, 1997, increased approximately $48,691,000 or 19.4% more than the average loans for the three-months ended September 30, 1996. The average yield on loans for the three-months ended September 30, 1997, was 9.6%, compared with 9.8% for the three-months ended September 30, 1996.

Earnings from the loan portfolio have also been adversely effected by the Company's level of nonperforming assets. Nonaccrual loans and accruing loans contractually past due ninety days or more were approximately $814,000 at September 30, 1997, as compared to approximately $1,000,000 at December 31, 1996, representing a decrease of approximately $186,000 or 18.6%.

Nonaccrual loans have increased approximately $60,000 or 13.4% for the three month period ended September 30, 1997, to approximately $509,000 compared to approximately $449,000 at

December 31, 1996. Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $19,000 during the three month period ended September 30, 1997. Nonaccrual loan interest collected and reported in the three month period ended September 30, 1997, was approximately $1,000.

Rates paid on interest-bearing liabilities averaged 4.6% for the three-months ended September 30, 1997, compared with 4.4% for the three-months ended September 30, 1996. Rates paid in the current three month period on average have increased approximately .2% from rates paid on average for the year ended December 31, 1996. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase slightly during the remainder of the year.

Noninterest Income
------------------

Total other noninterest income increased approximately $191,000 for the three-months ended September 30, 1997, as compared with the three-months ended September 30, 1996. The increase is primarily due to an increase in service charges on deposits of approximately $103,000; an increase in net gains on sales of investment securities available-for-sale of approximately $42,000 compared with a net loss of approximately $2,000 in the same period a year ago and an increase in various other noninterest income of approximately $44,000 when compared with the three months ended September 30, 1996.

Noninterest Expenses
--------------------

Total noninterest expenses increased by approximately $212,000, or 4.9% for the three-months ended September 30, 1997, as compared to the same period ended in the preceding year. The increase is due principally to increases of approximately $194,000 in salary and employee benefits and approximately $80,000 in other expense. The increase was partially offset by a decrease in net occupancy expense of approximately $62,000 The increase in salary and employee benefits is due principally to general rate increases and the increase in the cost of providing the Company's health care plan. The increase in other expense was primarily due to office supplies and printing of approximately $16,000; advertising of approximately $17,000; outside data processing of approximately $43,000 while other miscellaneous expenses accounted for the remaining approximate $4,000 of the increase.

INCOME TAX PROVISION

The effective tax rates reported for the three-months ended
September 30, 1997 and 1996, were 36.7% and 31.1%, respectively.

RESULTS OF OPERATIONS

For the nine-months ended September 30, 1997 and 1996:

Net Interest Income
-------------------

Net interest income after provision for loan losses for the nine-month period ended September 30, 1997 was approximately $14,842,000 which was approximately $994,000 or 7.2% greater than the $13,848,000 for the same period the year before. Total interest income increased by approximately $2,124,000 or 8.9% while total interest expense increased approximately $955,000 or 9.7% for the nine-month period ended September 30, 1997 as compared to the nine-months ended in the previous year. There was approximately $400,000 in provision for loan losses for the current period as compared with approximately $225,000 in the nine-month period ended September 30, 1996.

Yields on interest-bearing assets averaged 8.3% relatively unchanged when compared with the same period the year before. Total average interest-bearing assets increased by approximately $27,437,000 or 7.0% for the current period when compared with the nine-months ended September 30, 1996. Average loans for the nine-months ended September 30, 1997 increased approximately $22,752,000 or 8.6% more than the average loans for the nine-months ended September 30, 1996. The average yield on loans for the nine-months ended September 30, 1997 was 9.4% compared with 9.6% for the nine-months ended September 30, 1996.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $32,000 during the nine-month period ended September 30, 1997. Nonaccrual loan interest collected and reported in the nine-month period ended September 30, 1997, was approximately $8,000.

Rates paid on interest-bearing liabilities averaged 4.5% for the nine-months ended September 30, 1997 compared with 4.4% for the nine-months ended September 30, 1996. Rates paid in the current nine-month period on average are approximately .1% higher than rates paid on average for the year ended December 31, 1996. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase slightly during the remainder of the year.

Noninterest Income
------------------

Total noninterest income increased approximately $2,594,000 for the nine-months ended September 30, 1997, as compared with the nine-months ended September 30, 1996. The increase is primarily due to a settlement of litigation with a vendor of approximately $2,127,000 which was included in other noninterest income Service charges on deposits increased by approximately $285,000. There was a change in net gains from sales and calls of investment securities available-for-sale of approximately $54,000. The other noninterest income increase was due principally to an increase in credit life commissions of approximately $32,000; other fee income of approximately $36,000 and an increase in trust income of approximately $33,000 and other various income accounts of approximately $27,000.

Noninterest Expenses
--------------------

Total noninterest expenses increased by approximately $758,000, or 5.9% for the nine- months ended September 30, 1997, as compared to the same period ended in the preceding year. The increase is due principally to increases of approximately $490,000 in salary and employee benefits and approximately $407,000 in other expense. The increase was partially offset by a decrease in net occupancy expense of approximately $139,000 The increase in salary and employee benefits is due principally to general rate increases and the increase in the cost of providing the Company's health care plan. The increase in other expense was made up of approximately $182,000 in losses on disposition of fixed assets, credit card fee expense of approximately $63,000, outside data processing of approximately $82,000 and advertising of approximately $38,000, product promotions of approximately $26,000 and other miscellaneous expenses had a net increase of approximately $16,000.


INCOME TAX PROVISION

The effective tax rates reported for the nine-months ended
September 30, 1997 and 1996 were 32.3% and 30.4%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

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

For the nine-months ended September 30, 1997, cash and cash equivalents decreased approximately $8,766,000 or 25.9% from December 31, 1996. Operating and financing activities provided cash and cash equivalents of approximately $7,465,000 and $12,583,000 respectively while investing activities used approximately $28,814,000. Net income of approximately $4,691,000, provision for loan losses of approximately $400,000; depreciation and amortization not requiring the use of cash of approximately $1,815,000, losses on disposition of premises and equipment of approximately $182,000 and an increase in other liabilities of approximately $968,000 were the principal sources of funds provided from operating activities while being partially offset by an increase in other assets of approximately $134,000 and a deferred tax benefit of approximately $171,000.

Funds provided by financing activities were principally from proceeds from net cash flows from sales and maturities of certificates of deposit of approximately $22,917,000; net increase in fed funds sold and repurchase agreements of approximately $1,341,000; an increase in other borrowed funds of approximately $2,944,000 and proceeds from a note payable to bank of approximately $2,100,000. Funds provided were partially offset by net decreases in NOW accounts, demand deposits and savings accounts of approximately $15,332,000, purchases of treasury stock of approximately $275,000, payments on capital lease obligations of approximately $147,000 and payments of cash dividends of approximately $965,000.

The cash used in investing activities was principally due to purchases of investment securities available-for-sale of approximately $45,179,000; net cash flows from loans originated and principal collected on loans of approximately $26,888,000 and purchases of premises and equipment of approximately $600,000. Investing activities providing funds were proceeds from the maturities and calls of investment securities available-for-sale of approximately $15,674,000 and sales of investments securities available-for-sale of approximately $28,110,000.

Capital Resources
-----------------

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

The following tables represent HHC's regulatory capital position at September 30, 1997:

Risk Based Capital Ratios:                   Amount        Ratio
                                          -----------    --------
Tier 1 Capital                           $     45,048      12.40%
Tier 1 Capital minimum                   $     14,531       4.00%
   requirement                              ---------    --------
Excess                                   $     30,517       8.40%
                                            =========    ========

Total Capital                           $      49,617      13.66%
Total Capital minimum requirement       $      29,061       8.00%
                                            ---------    --------
Excess                                  $      20,556       5.66%
                                            =========    ========

Risk adjusted assets net of
   goodwill and excess loan
   loss allowance                       $    363,263

Leverage Ratio:
Tier 1 Capital to adjusted total        $     45,048       9.66%
   assets ("Leverage Ratio")
   Minimum leverage requirement         $     13,990       3.00%
                                            --------     -------
Excess                                  $     31,058       6.66%
                                            ========     =======

Average total assets, net of            $    466,342
   goodwill (1)

(1) Average total assets, net of goodwill for the three-months ended September 30, 1997.

HHC is a legal entity separate and distinct from the Banks. Most of the revenues of HHC result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by HHC to its shareholders. HHC paid cash dividends of $242,000 or $.06 per share in the first quarter of 1997, that had been declared at December 31, 1996. HHC paid $241,000 or $.06 per share in cash dividends during the second quarter of 1997 that had been declared at March 31, 1997. HHC paid $482,000 or $.12 per share in cash dividends during the third quarter of 1997, that had been declared at June 30, 1997 and HHC declared $484,000 or $.12 per share of common stock at September 30, 1997 which was paid on October 19, 1997.

HARDWICK HOLDING COMPANY AND SUBSIDIARIES
-----------------------------------------

                             PART II
                             -------


ITEM 1.   LEGAL PROCEEDINGS
------    -----------------

HHC is not aware of any material pending legal proceedings to which HHC or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 2.   CHANGES IN SECURITIES    -None
------    ---------------------

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES    -None
------    -------------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-
------    ----------------------------------------------------

          None

ITEM 5.   OTHER INFORMATION   -None
------    -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
------    --------------------------------

          (a)  Exhibit 27-Financial Data Schedule (for SEC use only).

          (b)  Form 8-K -None.

                            SIGNATURES
                            ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


CORPORATION                           HARDWICK HOLDING COMPANY
-----------                           ------------------------


Date:     November 10, 1997           By:/s/ Michael Robinson
-----     -----------------              ---------------------
                                      Michael Robinson
                                      Executive Vice President,
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                      and Duly Authorized Officer)