Form 10-K
period 1997-12-31
HARDWICK HOLDING CO
filed 1998-03-30
CIK 787465

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-K

     /x/   Annual Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

               For the Fiscal Year Ended December 31, 1997

                     Commission File Number 33-43386
    / /   Transition Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

                         Hardwick Holding Company
          -------------------------------------------------------
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

     Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 15, 1998; $19,948,060 based on 997,403 shares outstanding at $20.00 per share (the last sale price known to the Registrant of the Common Stock, for which there is no established public trading market).

     At March 15, 1998, there were issued 4,176,141 shares of Common Stock, par value $0.50 per share, of which 4,036,496 were outstanding.
ITEM 1.  BUSINESS.

GENERAL

     Hardwick Holding Company ("Hardwick or Registrant or Company") is a two bank holding company headquartered in Dalton, Georgia. Full service banking and trust businesses are presently conducted by its banking subsidiaries, Hardwick Bank & Trust Company ("Hardwick Bank") and First National Bank of Northwest Georgia ("Northwest Bank") (collectively referred to as the "Banks"). Hardwick serves Whitfield, Gordon, Bartow and surrounding counties in Northwest Georgia. Northwest Bank operates under the trade names "Calhoun First National Bank" in Gordon County and "Peoples First National Bank" in Bartow County. Through its bank subsidiaries, Hardwick provides such customary types of banking services as checking accounts, savings accounts, time deposits, safe deposit facilities and fund transfers. Hardwick also finances commercial transactions, makes secured and unsecured loans to individuals and provides other financial services. Unless the context otherwise requires, the term "Hardwick", "Company" or "Registrant," whenever used herein, means Hardwick Holding Company, Hardwick Bank & Trust Company and First National Bank of Northwest Georgia, collectively. The principal executive offices of Hardwick are located at One Hardwick Square, Dalton, Georgia 30720 and its telephone number at that address is (706) 217-3950.

MARKET

     The Banks conduct banking activities primarily in Whitfield, Gordon, Bartow and surrounding counties in Northwest Georgia. Over 40% of the workforce in Hardwick's market area is employed by companies in the carpet industry. Another significant portion of Hardwick's customers are employed by industries directly or indirectly related to the carpet industry. Other major employers in the area include Anheuser-Bush, Inc., ConAgra Broiler Co. and Outboard Marine Corporation.

DEPOSITS

     The Banks offer a full range of depository accounts and services to both consumers and businesses. At December 31, 1997, Hardwick's deposit base, totaled approximately $410 million, including approximately $87 million in noninterest-bearing transaction accounts (21% of total deposits). Interest-bearing transaction accounts were approximately $122 million (30% of total deposits) which includes approximately $31 million in money market accounts, approximately $28 million in savings deposits and approximately $63 million in NOW accounts. Also included in total deposits was approximately $139 million in time deposits in amounts of less than $100,000 (34% of total deposits ) and approximately $62 million in time deposits of $100,000 or more (15% of total deposits).

                               2
LOANS

     The Banks make both secured and unsecured loans to individuals, firms, corporations and governmental entities, and offer both consumer and commercial loans including various types of credit for the Banks' customers. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1997, real estate, (including mortgage construction loans), commercial (including agricultural loans) consumer and other loans represented approximately 61%, 19%, 11% and 9% respectively, of Hardwick's total loan portfolio. The real estate loans made by the Banks included real estate construction, acquisition and development loans, as well as loans for other purposes which are secured by real estate.

LENDING POLICY

     The current lending policy of the Banks is to offer consumer, real estate and commercial credit services to individuals and entities that meet the Banks' credit standards. The Banks provide each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Banks to loan officers, each of whom are limited in the amount of secured and unsecured loans which he can make to a single borrower or related group of borrowers.

     The Board of Directors of Hardwick is responsible for approving and monitoring the Banks' loan policy. The procedures to be followed are the responsibility of the Board of Directors and management of each of the Banks. All extensions of credit over $1,000,000 require approval by the Executive Loan Committee of the Board of Directors.

LOAN REVIEW AND NONPERFORMING ASSETS

     Loan review and nonperforming assets review are the specific responsibility of the full time loan review officer at each bank.
The loan review officer's responsibility is to assign a rating to loans as they are made and to add to the troubled loans or watch list of each bank as applicable. The loan review officer has the responsibility of initially reviewing all credits of $200,000 or more at the Banks. The loan review officer has the responsibility of reviewing with the Executive Loan Committee of the Board of Directors at least annually those credit concentrations over $500,000. The loan review officers have the responsibility of reviewing with the full Board of each bank on a quarterly basis the reserve for possible loan losses and advising the Board as to the adequacy of the reserve level based on both present and historical account information.

ASSET/LIABILITY MANAGEMENT

     The Board of Directors of Hardwick is charged with establishing policies to manage the assets and liabilities of the Banks. The task of the Board of Directors of each Bank is to manage asset growth, net interest margin, liquidity and capital. This is accomplished by planning funds availability for increases in loan demand and decreases in deposit liabilities. The Executive Committee of the Boards of Directors of the Banks regularly monitor changes in interest rates, which is necessary to control interest rate risk. The asset/liability management responsibilities include the maximization of earnings, while

                               3
assuring liquidity for funding requirements and effectively controlling interest rate risk.


INVESTMENT PORTFOLIO

     The Banks' investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. Individual transaction and portfolio composition performance are reviewed and approved by the Executive Committee of the Board of each Bank.

EMPLOYEES

     Hardwick employs 218 persons on a full-time basis and 28 persons on a part-time basis. Hardwick is not a party to any collective bargaining agreement, and it believes that its employee relations are good.

COMPETITION

     The banking business is highly competitive. Hardwick competes with seventeen (17) other financial institutions in Bartow, Gordon, Whitfield and surrounding counties in the Northwest Georgia area. The Banks also compete with other financial service organizations, including finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Banks operate.


SUPERVISION AND REGULATION

     Hardwick is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System ("The Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "Act"). As a bank holding company, Hardwick is required to file with the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the Act. The Federal Reserve may also make examinations of Hardwick.

     The Act requires every bank holding company to obtain prior approval of the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than five percent (5%) of the voting shares of any bank that is not already controlled;
(ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and
(iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of

                              4
the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisors; providing full service brokerage under certain conditions; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

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

     Northwest Bank is a national bank chartered under the National Bank Act, and is subject to the supervision of, and is regularly examined by the Office of Comptroller of the Currency (the "OCC"). The OCC regulates or monitors all areas of the Northwest Bank's operations and activities, including reserves, loans, mergers, issuance of securities, payments of dividends, interest rates and establishment of branches. Northwest Bank is a member of the Federal Reserve System and is subject to the regulation of the Federal Reserve Board.

     Hardwick Bank, as a state bank, is subject to the supervision of , and is regulated by, the FDIC and the DBF. Both the FDIC and DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving state chartered banks.

     The Banks are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provision having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities and preventing the development or continuance of unsound and unsafe banking practices. The FDIC also has the authority to recommend to the appropriate federal agency supervising an insured bank that the agency take informal action against such institution and to act to implement the enforcement action itself if the agency fails to follow the FDIC's recommendation. The FDIC also has the authority to examine all insured banks.

     Hardwick is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Banks to Hardwick, (ii) investments in the stock or securities of Hardwick by the Banks, (iii) the Banks' taking the stock or securities of an "affiliate" as collateral for loans by the Banks to a borrower and (iv) the purchase of assets from Hardwick by the Banks. Further, a bank holding company and its

                               5
subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Federal Reserve and the OCC have implemented risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum standard of total capital (as defined) to risk rated assets of eight percent (8%); (2) minimum Tier One Capital (as defined) to risk rated assets of four percent (4%); and (3) a minimum stockholders' equity to risk rated assets of four percent (4%). In addition, the Federal Reserve has established a minimum three percent (3%) leverage ratio of Tier One Capital to total quarterly average assets for the most highly rated banks. "Tier One Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the OCC will require a bank holding company to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well diversified risks in the opinion of the Federal Reserve or the OCC. The Federal Reserve and the OCC use the leverage ratios in tandem with the risk-based ratio to assess capital adequacy of banks and bank holding companies, as applicable.

     In addition, effective December 19, 1992, Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 ( the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lessor amounts of capital.

     The FDIC and the OCC have adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized " institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) and "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%;
(3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% and a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC and OCC regulations also establish

                               6
procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC and OCC regulations, both of the Banks were "well capitalized" institutions, at December 31, 1997.

     Set forth below are pertinent capital ratios for Hardwick, Hardwick Bank and Northwest Bank as of December 31, 1997:

                                                                        Hardwick         Northwest
         Minimum Capital Requirements                   Hardwick          Bank             Bank
         ----------------------------                   --------        --------         ---------
       Tier 1 Capital to Risk-based                      12.02%       11.00% <F1>       10.49% <F1>
                Assets: 4.00%

       Total Capital to Risk-based                       13.28%       12.26% <F2>       11.76% <F2>
                Assets:  8.00%

       Leverage Ratio ( Tier 1 Capital to
         Total Quarterly Average Assets):  3.00%          9.56%        8.99% <F3>        8.06% <F3>

________________________

<F1>  Minimum for "Well Capitalized" Banks =  6%
<F2>  Minimum for "Well Capitalized" Banks =  10%
<F3>  Minimum for "Well-Capitalized" Banks =  5%

PAYMENT OF DIVIDENDS

     The Registrant is a legal entity separate and distinct from the Banks. Most of the revenues of the Registrant result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by the Registrant to its shareholders.

     Hardwick Bank is a state chartered bank which is regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF only if the bank meets all of the following requirements:

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

     Northwest Bank, as a National Banking Association, is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by the Board of Directors of such bank in any year will exceed the total of (1) such bank's net profits (as defined and

                              7
interpreted by regulation) for that year, plus (2) the retained net profits (as defined and interpreted by regulation) of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Registrant and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The OCC and the FDIC have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     During 1997, Hardwick Bank requested and received permission from DBF, to pay a special one-time dividend of $2,500,000 to Hardwick. The purpose of the dividend was to pay off debt under an existing line of credit and to purchase treasury stock.

     At December 31, 1997, retained earnings available from the Banks to pay dividends totaled approximately $4.2 million. For
1997, Hardwick's cash dividend declared to stockholders was 32% of net income.

MONETARY POLICY

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

RECENT LEGISLATION

     On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test, which compares an institution's market share of loans in low and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test, which evaluates the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which evaluates an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to

                               8
evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon Hardwick and the Banks.

     Congress and various federal agencies (including, in addition to the bank regulatory agencies, HUD, the Federal Trade Commission, and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nations fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

     On March 8, 1994 the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

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

     On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amended federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997.
States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the

                                9
interstate banking provisions of the Georgia Code were superseded by the Federal Interstate Bill.

     In 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any bank located in Georgia or group of affiliated banks under one holding company to establish new or additional branch banks in up to three additional counties any where within the State of Georgia where the bank does not currently have operations. After July 1, 1998, all restrictions on state-wide branching will be removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching of banks within a county, via merger or consolidation with an existing bank or in certain other limited circumstances.

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

     On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks.
The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded $218,000 to the Banks for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, the Banks paid only the legally required annual minimum payment of $2,000 per year for insurance beginning in January 1996. Had the current rates been in effect for all of 1995 and 1994, the annual FDIC insurance premiums paid by the Banks would have been reduced by $405,000 and $812,000, respectively.

     On September 29, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted ("The 1996 Act"). This Act's chief accomplishment was to provide for the recapitalization of the Savings Association Insurance Fund("SAIF") by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits and to provide that beginning in 1997, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation ("FICO") bonds issued in the late 1980s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments in 1997, 1998 and 1999. After 1999, all FDIC insured institutions will pay the same assessment rates. For 1997, the assessment for the FICO bond payments were $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. The premium for the first six months of 1998, for deposit insurance

                               10
assessments will range from zero to $.27 per $100 of deposits with 94% of banks paying nothing for deposit insurance. One of the provisions of the 1996 Act was to eliminate the minimum $2,000 per year charge for deposit insurance. The banks paid approximately $48,000 in FICO bond assessments for the year ended December 31, 1997 and no deposit insurance premiums.



ITEM 2.  PROPERTIES.

     Hardwick Bank's main office is owned by the Bank and is located at Hardwick Square in Dalton, Georgia, and consists of approximately 60,000 square feet of usable office space.
Hardwick Bank has four branch offices, all of which are owned by it, and one free-standing automated teller machine, which is on leased premises. The Cleveland Road branch is located at 1440 Cleveland Highway, Dalton, Georgia, and contains approximately 3,700 square feet of office space and one automated teller machine. The East Side branch is located at 2500 E. Walnut Avenue, Dalton, Georgia, and contains approximately 4,000 square feet of office space. The East Side office has an automated teller machine on the premises. The Westcott branch is located at 905 Thornton Avenue, Dalton, Georgia, and contains approximately 4,200 square feet of office space. The Westcott branch also has an automated teller machine on the premises. The Tunnel Hill Branch is located at 3617 Chattanooga Road, Tunnel Hill, Georgia, and contains approximately 3,700 square feet of office space as well as an automated teller machine. Hardwick Bank's free-standing automated teller machine is located at 1807 West Walnut Avenue, Dalton, Georgia on leased premises in the Dalton Shopping Center. The lease is scheduled to expire in October, 1998.

     Northwest Bank's main banking office is owned by the Bank and is located at 215 North Wall Street, Calhoun, Georgia and contains approximately 18,500 square feet of office space. An automated teller machine is located on the premises of the main office. Additional facilities at the main office include a drive-in teller facility, a personnel center, an operations center and a storage building totaling approximately 16,000 square feet. Northwest Bank has three branch offices. One branch is located at Highway 53, Calhoun, Georgia and contains approximately 4,000 square feet of space and has an automated teller machine on the premises. Northwest Bank has two branch offices in Bartow County, the main branch is located at 314 E. Main Street in Cartersville, Georgia with approximately 18,000 square feet of office space as well as a 1,400 square foot drive-in banking facility and an automated teller machine. The other Cartersville branch is located at U. S. HWY 41 and has approximately 3,200 square feet of office space as well as an automated teller machine. None of the properties of the Company or its subsidiaries are subject to encumbrances. The Registrant is not aware of any material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of its fiscal year.

                               11
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

STOCK

     There is no established public trading market for the Registrant's common stock.

     The Registrant purchased 13,733 shares of the Registrant's stock in thirteen transactions during 1997, at $20.00 per share.
To the Registrant's knowledge these were the only trades during 1997.

     The Registrant purchased 67,249 shares of the Registrant's stock in sixteen transactions during 1996, ranging from 50 shares to 55,033 shares, in which 1,570 shares were purchased at $17.50 per share, and 65,679 shares were purchased at $20.00 per share. To the Registrant's knowledge these were the only trades during 1996.

     On December 5, 1996 Hardwick Holding Company made an offer to purchase for cash from its shareholders up to 25,575 shares of its common stock at a purchase price of $20.00 per share (the "Tender Offer"). Under the terms of the Tender Offer, shareholders who elected to tender their shares of Common Stock were required to tender all shares of Common Stock owned by them; provided, however, that the Company would not purchase more than 100 shares of Common Stock from any one shareholder. The purpose of the Tender Offer was to encourage a sufficient number of the Company's shareholders to tender all of their shares to cause the number of shareholders of record to fall below 300, thus permitting the Company to suspend its filings under the Securities Exchange Act of 1934, as amended. Approximately 110 of the Company's 344 shareholders of record as of December 5, 1996 held fewer than 100 shares each. Due to lack of interest in the Tender Offer, the Registrant terminated it effective February 19, 1997. As a result, the primary goal of the Tender Offer was not met.

     The Registrant purchased 15,050 shares of the Registrant's stock in sixteen transactions during 1995, ranging from 60 shares to 3,000 shares, with a price range of $16.00 to $17.00 per share. To the Registrant's knowledge these were the only trades during 1995.

     There have been no shares of treasury stock purchased by the Registrant during 1998. There were 334 holders of record of the Registrant's common stock as of December 31, 1997 and at March
15, 1998.

DIVIDENDS

     The Registrant paid quarterly cash dividends of $0.06 per share on January 19, 1997 and April 19,1997 which had been declared as of December 31, 1996 and March 31, 1998, respectively. The Registrant paid cash dividends of $0.12 per share on July 19, 1997 and October 19, 1997 which had been declared as of June 30, 1997 and September 30, 1997, respectively. On November 20, 1997, the Registrant declared the dividend for the first quarter of 1998 at $0.12 per share for shareholders of record as of December 31, 1997, which was paid on January 19, 1998. Total cash dividends declared for 1997 were

                               12
$0.42 per share. The Registrant intends to pay quarterly cash dividends in 1998. However, the amount and frequency of dividends will be determined by the Registrant's Board of Directors with the consideration of the earnings, capital requirements and the financial condition of the Registrant, and no assurances can be given that dividends will be declared in the future.



ITEM 6. SELECTED FINANCIAL DATA.

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                               1997        1996        1995         1994        1993
                                               ----        ----        ----         ----        ----
                                                   (Dollars in thousands, except per share data)
BALANCE SHEET

Total assets                                $ 492,892     452,061     444,817      427,892     425,631
Loans, net                                  $ 310,159     271,470     239,189      227,844     212,030
Investment securities                       $ 119,431     120,166     135,306      140,894     154,425
Federal funds  sold                         $  12,982       7,000      11,000        2,500       5,800
Deposits                                    $ 409,785     393,940     389,951      360,515     365,566
FHLB Advances                               $   8,231         306         381            0           0
Note payable                                $       0           0         250          750           0
Stockholders' equity                        $  50,603      46,977      46,830       43,380      42,345

OPERATING DATA

Interest income                             $  35,196      32,273      31,526       28,413      29,334
Interest expense                            $  14,663      13,169      13,062       10,173      11,081
     Net interest income                    $  20,533      19,104      18,464       18,240      18,253

Provision for loan losses                   $     800         396           0         (600)      1,350

Net interest income after
     provision for loan losses              $  19,733      18,708      18,464       18,840      16,903

Noninterest income                          $   6,822       4,082       4,074        4,197       3,865
Noninterest expense                         $  18,564      17,540      18,311       17,934      17,249
Income tax expense                          $   2,765       1,680       1,004        1,352         850

Cumulative effect of change in
  accounting principle                      $       0           0           0            0         583
     Net income                             $   5,226       3,570       3,223        3,751       3,252

Basic net income per share                       1.32         .89         .79          .91         .79<F1>
Dilutive net income per share               $    1.29         .87         .79          .88         .77<F1>
Dividends paid per share                    $     .36         .44         .22          .20         .18

SELECTED FINANCIAL RATIOS
AND OTHER DATA

Return on average assets                        1.13%       0.82%       0.75%        0.88%       0.75%
Return on average equity                       10.55%       7.66%       7.14%        8.68%       7.90%
Noninterest expense to average assets           4.02%       4.04%       4.28%        4.19%       3.99%
Equity to assets                               10.27%      10.39%      10.53%       10.14%       9.95%

<F1>  Basic net income per share before cumulative effect of change in accounting principle was $.65.
                              13
                             PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

RESULTS OF OPERATIONS

NET INCOME

     Hardwick reported net income of $5,226,000 for 1997 compared with net income in 1996 of $3,570,000. The increase in net income is due primarily to an increase in net interest income, an increase in service charges on deposit accounts and a settlement with a vendor. Net interest income of the Registrant increased approximately $1,429,000 or 7.5% over 1996 net interest income.
Service charges on deposit accounts increased approximately
$384,000 or 16.5% compared with service charges on deposit accounts for 1996. The service charge increases are due to both the increase in volume of deposit accounts and the activity within the accounts themselves. The Registrant received a settlement from a vendor during 1997 of approximately $2,125,000 net of fees. Noninterest expense increased by approximately
$1,024,000 or 5.84% more than noninterest expense for 1996. The increase in noninterest expense was principally due to an increase in salary and employee benefits, FDIC fees and other noninterest expense.

     During 1997, the Registrant recorded an $800,000 provision for loan losses as compared to approximately $396,000 in 1996.
The provision was a result of an increase in net chargeoffs of approximately $362,000 which represents .21% of average net loans outstanding for 1997 as compared with .09% for 1996. The majority of the chargeoffs came from consumer loans as a result of an increase in bankruptcies last year throughout the Registrant's market area. Approximately 40% of the workforce in the Registrant's market area are employed in the tufted carpet industry. In recent years the larger, vertically integrated manufacturers, have increased their market share, thereby negatively effecting the smaller independent tufters and dyeing and finishing operators, which make up a significant part of the Registrant's business. Any down turns in the carpet industry could have a negative effect on the results of operations of the Registrant.

     Loan loss reserves as a percent of loans (net of unearned income and fees) were 2.20%, 2.44% and 2.69% at December 31, 1997, 1996 and 1995, respectively. Loan loss reserves at December 31, 1997, 1996 and 1995 were 6.9, 6.5 and 8.4, respectively, times nonperforming assets.

     At December 31, 1997 nonperforming assets were approximately
$1,018,000. Of the total nonperforming assets, approximately
$323,000 is carried as nonaccrual loans, approximately $504,000 is in loans 90 days past due and still accruing, and approximately $191,000 is carried in other real estate owned.

     Hardwick's net income of $3,570,000 for 1996 compared with net income in 1995 of $3,223,000. The increase in net income was due primarily to an increase in net interest income and a decrease in noninterest expense. Net interest income of the Registrant increased approximately $640,000 or 3.47% over 1995

                               14
net interest income.  Noninterest expense decreased by
approximately $771,000 or 4.21% less than noninterest expense for
1995.  The decrease in noninterest expense was due to a decrease in salary and employee benefits of approximately $656,000, a
7.29% decrease compared with 1995 salary and employee benefits.
Net occupancy expense decreased by approximately $182,000 or
5.08% compared with 1995 net occupancy expense.  All other
noninterest expense increased approximately $67,000 which was primarily due to an increase in data processing and credit card expense partially offset by a decrease in FDIC insurance
premiums. Data processing expense increased by approximately
$204,000 and credit card expense  increased approximately
$112,000. FDIC insurance premiums were approximately $4,000 for
1996 as compared with $407,000 for 1995, a decrease of
approximately 99%.

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)

     In 1997 Hardwick's net interest income was $21,023,000 on
average earning assets of $414,950,000, an increase of
approximately $1,000,000 compared with the net interest income of
$20,023,000 on average earning assets of $385,067,000 in the
prior year.   The net interest margin for 1997 was 5.1% compared
with 5.2% for 1996, reflecting a decrease of approximately 10 basis points.

     Net interest income in 1996 of $20,023,000 was up 3.78%, or approximately $730,000, over the $19,293,000 reported in 1995.
The net interest margin increased approximately 10 basis points from 5.1% in 1995 to 5.2% in 1996.

NET YIELD ON EARNING ASSETS

     Hardwick's net interest income is influenced by changes in interest rates as well as volume. Average earning assets increased approximately 7.76% during 1997 or approximately
$29,883,000. The average yield on interest earning assets remained relatively unchanged at 8.6%.

     During 1997, average interest-bearing liabilities increased approximately 8.13% or approximately $24,399,000 primarily due to increases in time deposits, repurchase agreements, borrowings from the Federal Home Loan Bank and note payable to bank, while being partially offset by decreases in transaction accounts, savings deposits and capital lease obligations. The average cost of interest-bearing liabilities increased 10 basis points from 4.4% in 1996 to 4.5% in 1997. Average noninterest bearing deposits have increased by approximately $212,000 or .3% from 1996 to 1997.

     During 1996, average interest-bearing liabilities decreased approximately .04% or approximately $108,000 primarily due to decreases in borrowings from the Federal Home Loan Bank, note payable to bank, capital lease obligations, repurchase agreements, savings deposits and interest bearing transaction accounts while being partially offset by increases in time deposits . The average cost of interest-bearing liabilities increased 10 basis points from 4.3% in 1995 to 4.4% in 1996.
Average noninterest bearing deposits increased by approximately
$3,506,000 or 4.4% from 1995 to 1996.

                               15
NONINTEREST INCOME

     Noninterest income increased approximately $2,740,000 or 67.1% during 1997, due primarily to an increase in service charges on deposit accounts of approximately $384,000, an increase in net gains realized on the sale of investment securities of approximately $63,000, an increase in trust income of approximately $48,000, a settlement with a vendor of approximately $2,125,000, credit life commissions of approximately $27,000 and net changes in other miscellaneous income items of approximately $93,000.

     Noninterest income increased approximately $8,000 or .2% during 1996, due primarily to an increase in trust income of approximately $42,000, credit life commissions of approximately
$27,000 and other miscellaneous income of approximately $35,000 which was partially offset by a decrease in service charges on deposit accounts of approximately $93,000 and a decrease in net gains realized on the sale of investment securities of approximately $2,000.

NONINTEREST EXPENSE

     Noninterest expense for 1997 was $18,564,000 compared to $17,540,000 for 1996, an increase of 5.84% or approximately
$1,024,000 more than noninterest expense for 1996. The increase in noninterest expense was principally due to an increase in salary and employee benefits, FDIC fees, data processing cost and other noninterest expense. Salary and employee benefits increased approximately $658,000, a 7.89% increase compared with 1996 salary and employee benefits. Of the $658,000 increase in salary and employee benefits, the Company incurred approximately
$210,000 for an employee personal computer program which enabled employees to purchase personal computers for home use that would enhance the training for technology purposes on the job site.
FDIC fees increased approximately $44,000 and data processing cost increased approximately $145,000 while professional fees decreased approximately $26,000, and office supplies and printing decreased approximately $10,000 when compared with 1996. Other noninterest expense increased approximately $453,000 principally due to a charge off of goodwill at the Cartersville Branch of Northwest Bank of approximately $183,000; a charge to earnings for disposition of fixed assets of approximately $193,000, and an increase credit card fees and expense of approximately $68,000, and increases in other noninterest expenses of approximately
$9,000.  Net occupancy expense decreased by approximately
$240,000 or 7.05% compared with 1996 net occupancy expense. The net occupancy decrease was due to a reduction in repairs and maintenance of approximately $128,000, depreciation of approximately $15,000, utilities of approximately $28,000 and net decreases in other noninterest expense items of approximately
$69,000.

     During 1996, noninterest expense decreased by approximately
$771,000 or 4.2% compared with noninterest expense for 1995. The decrease was principally due to a decrease in salary and employee benefits of approximately $656,000, a 7.29% decrease compared with 1995 salary and employee benefits, and a decrease in net occupancy expense of approximately $182,000 or 5.08% compared with 1995 net occupancy expense. All other noninterest expense decreased approximately $67,000 which was primarily due to an increase in data processing and credit card expense while being

                               16
partially offset by a decrease in FDIC insurance premiums. Data processing expense increased by approximately $204,000 and credit card expense  increased approximately $112,000.  FDIC insurance premiums were approximately $4,000 for 1996 as compared with
$407,000 for 1995, a decrease of approximately 99%.

     Net occupancy and equipment costs for 1996 were $3,402,000 compared to $3,584,000 in 1995, a decrease of approximately
$182,000 or 5.1%. The decreases in net occupancy costs reflect savings on maintenance and repairs of having relatively new systems hardware and related equipment. Net noninterest expense
(defined as noninterest expense less noninterest income, as a percentage of average assets) was 2.5%, 3.1% and 3.3% for 1997, 1996 and 1995, respectively.

INCOME TAXES

     Hardwick recorded an income tax provision of $2,765,000, $1,680,000, and $1,004,000, respectively, for 1997, 1996, 1995.
The provision as a percentage of income before taxes reflects effective rates of 34.6%, 32.0%, and 23.8%, respectively, for the years 1997, 1996, and 1995. Note 7 to Hardwick's consolidated financial statements presents additional information.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     Investment securities available-for-sale decreased approximately $735,000 during 1997 from $120,166,000, at December
31, 1996, to $119,431,000, at December 31, 1997.  At December 31,
1997 there was a net unrealized gain net of taxes of approximately $590,000, on securities available-for-sale compared with a net unrealized gain net of taxes of approximately
$324,000, at December 31, 1996. As securities matured, their proceeds were used to fund loans and provide liquidity.
Management anticipates that the majority of future investment portfolio purchases will continue to be made in taxable investment securities, concentrating on fixed and variable rate securities that complement rate sensitivity and liquidity considerations; however, concerted efforts will be made to increase the level of tax exempt investment securities to complement efforts of reducing the effective tax rate of the Registrant.

LOANS

     Net loans, the largest category of earning assets at December 31, 1997, increased by approximately $38,689,000 or 14.3% when compared with net loans at December 31, 1996.
Average net loans represented 68.8% of total average earning assets during 1997 while net loans at December 31, 1997 represented 62.9% of total assets.

     During 1996, average loans increased approximately
$18,058,000, or 7.6%, from 1995, and represented 66.2% of average interest earning assets and 58.8% of average total assets.

     At December 31, 1997, approximately 61.0% of Hardwick's loan portfolio was collateralized by real estate. The Boards of Directors of the Banks have given direction to the lending personnel to obtain, when possible, real estate as the primary collateral rather than blanket liens on accounts receivable, inventories, furniture and fixtures, and equipment. Extensions of credit are made based upon the ability of the customer to

                              17
repay from cash flows and not from the ultimate sale of the
underlying collateral.  The value of real estate as the
underlying collateral is dependent upon the economic conditions within Hardwick's market area. Hardwick places a strong emphasis on obtaining real estate as primary collateral when making
commercial loans rather than accepting accounts receivable,
inventories and furniture and fixtures as primary collateral.
Commercial loans secured by real estate, particularly if
collateral dependent, are subject to certain inherent risks.
Commercial real estate may be substantially illiquid, and
commercial real estate values are difficult to ascertain and are subject to wide fluctuations depending upon economic conditions.

     Certain risks are inherent within the different categories of loans. Commercial, financial and agricultural loans of the Registrant are concentrated in loans to the tufted carpet industry and the businesses that are associated with supplying that industry. The underlying collateral for these concentrated credits may lose value in a short period of time should there be a downturn in the local economy. The maximum loan to value ratios, as prescribed by Bank policy, are as follows: accounts receivable 80%, inventory 50%, rolling stock 85%, general purpose equipment and machinery 80%, specialized equipment and machinery
70%, listed stocks on the major exchanges 70%; margined and non-margined stocks from 50% to 70% subject to Federal Reserve
Regulation U requirements, mutual funds 50%, U. S. government obligations 90%, U. S. government agencies and state and political subdivisions 80%, cash surrender value of life insurance policies 95%, Hardwick savings deposits 100% and other federally insured savings deposits 90%.

     Commercial real estate loans most often are collateralized by the underlying properties which give rise to the credit request. The values of the underlying properties are subject to economic conditions and availability of space, be it manufacturing, warehousing or office spaces, and these properties traditionally hold their value while being used for their designed purpose. Multipurpose properties traditionally hold value more than those properties which are acquired and constructed for specified industries. The Registrant's subsidiary banks extend credit with both multipurpose and single purpose properties as collateral. The loan to value ratio range for new construction loans is from 70% to 80% of the appraised value or cost whichever is less.

     Consumer credit extended by Hardwick has the inherent risk of a downturn in the carpet industry which may affect the customers' ability to pay as a result of job layoffs and cut backs in hours available to work. Consumer loans are made by the Registrant's subsidiary banks on a secured and unsecured basis.
Underlying collateral for consumer loans is made with a loan to value ratio from 70% to 85%. When stocks, U. S. treasuries and government agency securities, mutual funds and financial institution instruments are pledged as collateral, the same loan to value ratios apply as discussed above in the commercial, financial and agricultural category.

NONPERFORMING ASSETS

     Nonperforming assets, which include nonaccrual loans, loans ninety (90) days past due and still accruing, restructured loans, and potential problem loans, as well as other real estate, totaled approximately $1,018,000 at December 31,1997, down

                              18
approximately $31,000 from 1996, a decrease of approximately
2.9%.  Nonperforming loans decreased by approximately $222,000 or
21.2% during 1997.  There was approximately $191,000 in other real estate at December 31, 1997, up 100% compared to December
31, 1996. Management believes that the nonperforming assets have been properly identified and that the necessary reserves to cover potential losses are in place.

     Management believes that the loan loss provision taken in 1997 was appropriate given the increase in net chargeoffs for the year of approximately $362,000, or 156% from 1996. The provision is based on management's regular evaluation of current economic conditions, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating credit losses.
The loan loss provision during 1997 was approximately $800,000 and approximately $396,000 in 1996. There was no loan loss provision during 1995.

     The ratio of nonperforming assets to total loans and other real estate was .32% and .38% at December 31,1997 and 1996, respectively.

     At December 31,1997, the reserve for possible loan losses was $6,984,000 or 2.2% of net outstanding loans, as compared to $6,778,000 or 2.4% of net outstanding loans at December 31, 1996.
Management believes the reserve for possible loan losses is adequate to provide for credit risks inherent in the portfolio and continues to review the impact of prevailing and expected economic and business conditions in order to maintain a reserve considered adequate in relation to loans outstanding.

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

DEPOSITS

     Hardwick's average interest bearing deposits increased approximately $21,017,000 or 7.1% during 1997 compared with 1996.
Average time deposits increased $21,685,000 or 12.6% during 1997.
Time deposits in denominations of $100,000 or more represented
15.0% of total deposits at December 31,1997 compared to 13.2% at December 31,1996. Hardwick's large denomination time deposits are from customers within its local market area which provides
Hardwick with a greater degree of stability than is typically associated with this source of funds.

     The average balance of interest-bearing deposit accounts other than time deposits, which include NOW, money market and savings deposits, decreased by .5% in 1997 from 1996, principally due to the movement into time deposits with higher yields.
Average noninterest bearing demand deposit accounts increased approximately $212,000 due to an overall increase in average deposits. The relatively high increase in time deposits is representative of the willingness of depositors to place their investments for longer periods of time which reflects their

                              19
expectations of interest rates staying the same or possibly
decreasing.

     Hardwick's average interest bearing deposits increased approximately $13,882,000 or 4.9% during 1996 compared with 1995.
Average time deposits increased $19,656,000 or 12.9% during 1996.
Time deposits in denominations of $100,000 or more represented
13.2% of total deposits at December 31,1996 compared to 14.1% at December 31,1995.

CAPITAL RESOURCES

     Hardwick and its subsidiary banks are subject to a minimum
Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%.
The Federal Reserve Board ("Board") has also established an additional capital adequacy guideline referred to as the Tier 1
Leverage Ratio that measures the ratio of Tier 1 Capital to average quarterly assets. The most highly rated bank holding companies are required to maintain a minimum Tier 1 Leverage
Ratio of 3%. The required ratio is based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk and liquidity.
Bank holding companies experiencing internal growth or making acquisitions are expected to maintain a strong capital position of one or two hundred basis points above the minimum capital levels without significant reliance on intangible assets.

     The following tables represent Hardwick's regulatory capital position at December 31,1997.



                                                              Risk-Based Capital Ratios
                                                              -------------------------
                                                                as of December 31, 1997
                                                                -----------------------
                                                   Amount                                       Ratio
                                                   ------       (Dollars in thousands)          -----
Tier 1 Capital                                  $  45,457                                       12.02%
Tier 1 Capital minimum requirement                 15,122                                        4.00%

Excess                                             30,335                                        8.02%

Total Capital                                      50,211                                       13.28%
Total Capital minimum requirement                  30,244                                        8.00%

Excess                                             19,967                                        5.28%
Risk adjusted assets net of goodwill
and excess allowance                            $ 378,056
                                                                    Leverage Ratio
                                                                ----------------------
                                                                as of December 31,1997
                                                                ----------------------
                                                  Amount                                         Ratio
                                                  ------        (Dollars in Thousands)           -----

Tier 1 Capital to adjusted total assets
(Leverage Ratio)                                $  45,457                                        9.56%

Minimum leverage requirement                       14,269                                        3.00%

Excess                                             31,188                                        6.56%

Average quarterly total assets, net of
         goodwill <F1>                          $ 475,619

<F1> Average total assets, net of goodwill for the quarter ended
     December 31, 1997.

                              20
LIQUIDITY

     Liquidity is achieved through the continual maturing of interest-earning assets, as well as by investing in short term marketable securities. Liquidity is also available through deposit growth, borrowing capacity, loan sales and repayments of principal on loans and securities. High levels of liquidity are normally obtained at a net interest cost due to lower yields on short term, liquid earning assets and higher interest expense usually associated with the extension of deposit maturities. The trade off of the level of desired liquidity versus its cost is evaluated in determining the appropriate amount of liquidity at any given time.

     At December 31,1997, cash equivalents increased approximately $4,718,000 from December 31, 1996. Operating and financing activities provided cash of approximately $8,356,000 and approximately $35,505,000, respectively, while investing activities used cash of approximately $39,143,000. Operating activities provided cash principally from net income of approximately $5,226,000, depreciation and amortization of approximately $2,789,000, provision for loan losses of approximately $800,000, a loss on disposition of fixed assets of approximately $193,000 and the decrease in other assets of approximately $79,000, while being offset by deferred tax benefits of approximately $272,000, net securities gains of approximately $71,000, an increase in accrued interest receivable of approximately $123,000 and a decrease in other liabilities of approximately $265,000. Financing activities provided approximately $1,337,000 from a net increase in demand, NOW and savings deposits, approximately $14,508,000, due to the sales of certificates of deposits greater than the maturing of time deposits, a net increase in securities sold under agreements to repurchase of approximately $16,012,000 and proceeds from FHLB advances of approximately $7,925,000. Additionally, financing activities principally used cash from a net decrease in federal funds purchased of approximately $2,600,000, while paying approximately $196,000 on capital lease obligations, purchase of treasury stock of approximately $275,000 and payment of cash dividends of approximately $1,206,000.

     Significant investing activities using cash included purchases of investment securities available-for-sale of approximately $61,404,000, and loans originated greater than
principal collected by approximately $39,489,000.   Investing
activities providing cash included proceeds from maturities of investment securities available-for-sale of approximately $18,245,000, and sales of investment securities available-for-
sale of approximately $44,211,000.   Purchases of premises and
equipment used cash of approximately $761,000, while disposal of premises and equipment provided cash of approximately $55,000.

INTEREST RATE SENSITIVITY

     The interest rate sensitivity of Hardwick's assets and liabilities provides an indication of the extent to which Hardwick's net interest income may be affected by interest rate movements. An indicator of the rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities which is referred to as the "gap". The table below presents Hardwick's gap position at December 31, 1997, (dollars in thousands):

                               21

                                                                       One Year
                                                       Within           Through           Over
                                                      One Year         Five Years      Five Years           Total
                                                      --------         ----------      ----------           -----
Interest sensitive assets                           $   141,041           203,107         105,821          449,969

Interest sensitive liabilities                          303,049            47,874               -          350,923
                                                     ----------          --------       ---------         --------

Periodic Interest sensitivity gap                   $  (162,008)          155,233         105,821           99,046
                                                     ==========          ========       =========         ========

Cumulative net earning assets                       $  (162,008)           (6,775)         99,046           99,046
                                                     ==========          ========       =========         ========

Cumulative ratio of earning assets
       to interest-bearing liabilities                    46.5%             98.1%          128.2%           128.2%
                                                     ==========          ========       =========         ========

         At December 31,1997, Hardwick continues to be liability sensitive on a short-term basis and asset sensitive on a long-term basis. Liability sensitivity generally indicates that an increase in interest rates would result in lower net interest income and that a decrease in interest rates would result in higher net interest income than would result if interest rates remained constant. Conversely, asset sensitivity indicates that rate increases would result in higher net interest income and that decreases in interest rates would result in lower net interest income.

     However, since interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. Management believes that Hardwick's asset and liability mix is sufficiently balanced and can be changed over time through the purchase and sale of investment securities with varying maturity ranges, along with the pricing of loans and deposits so that the effect of interest rate movements in either direction is not significant over time.
For a more detailed gap analysis chart see "Analysis of Interest
Rate Sensitivity".

BANK PREMISES AND EQUIPMENT

     During 1997, Hardwick's capital expenditures approximated
$761,000. Included was approximately $186,000 for buildings and improvements, $417,000 for furniture, fixtures and office equipment, which was principally additions to the retail platform system, furniture and fixtures, wide area network hardware and software and approximately $158,000 for automobiles. The
Registrant is projecting approximately $2,115,000 in capital expenditures in 1998, comprising of approximately $1,070,000 in building improvements, approximately $985,000 in office and computer equipment and approximately $60,000 in automobiles.

INFLATION

     Inflation affects the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The

                               22
Registrant copes with the effects of inflation through the
management of its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its level of net income relative to its dividend payout policy.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board
("FASB") issued SFAS No. 130, "Reporting Comprehensive Income".
This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statement information. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this statement are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholder's.
This statement is effective for fiscal years beginning after December 15, 1997 and for interim periods beginning after December 15, 1998. The disclosure requirements will not have a significant impact on the disclosures included in the annual or interim period financial statements.

YEAR 2000

     The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". The
Registrant has developed a plan that will assure the Registrant of being ready to process in the year 2000. The plan involves costs such as purchasing both hardware and software and will entail the use of both internal and external personnel.
Modifications and upgrades will be performed on the majority of the Registrant's existing systems. The cost of assuring readiness to process in the year 2000 will be approximately
$1,000,000 to $2,000,000; however, unexpected costs may arise as the Registrant implements its plan of action. These costs will be expensed as incurred. The Registrant's mainframe processing is outsourced to a vendor which is one of the largest bank processing companies in the United States. The Registrant is in regular communication with this vendor as both companies prepare for processing in year 2000.

     There is no assurance that the Registrant's customers and vendors will be ready to process in the year 2000. The inability of one of the Registrant's significant customers or vendors to process in the year 2000 could have a material effect on the financial condition and results of operations of the Registrant for the year 2000 and years thereafter.


                               23
SELECTED STATISTICAL INFORMATION

AVERAGE BALANCE SHEETS, INTEREST RATES
AND INTEREST DIFFERENTIALS

                                                                    Years Ended December 31,
                                                                    ------------------------
(Dollars in thousands)
                                                          1997                   1996                   1995
                                                          ----                   ----                   ----
ASSETS
Interest-earning assets:
Loans, net <F1>                                       $  285,444                255,043                236,985
Taxable investment securities                             95,098                 91,785                102,837
Non-taxable investment securities                         21,576                 29,389                 27,989
Federal funds sold and deposits in banks                  12,832                  8,850                  9,476
                                                       ---------               --------               --------
Total interest-earning assets                            414,950                385,067                377,287
Cash and due from banks                                   22,168                 22,394                 22,626
Premises and equipment                                    14,574                 15,869                 17,198
Other assets                                              10,492                 10,749                 11,080
                                                       ---------               --------               --------

Total assets                                          $  462,184                434,079                428,191
                                                       =========               ========               ========
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts <F2>                             $   93,698                 93,810                 99,200
Savings deposits                                          29,144                 29,700                 30,084
Time deposits                                            193,825                172,140                152,484
Federal funds purchased and securities
   sold under agreements to repurchase                     4,442                  3,024                 14,069
FHLB advances                                              2,130                    346                  2,785
Note payable                                                 808                    440                    656
Capital lease obligation                                     569                    757                  1,047
                                                       ---------               --------               --------

Total interest-bearing liabilities                       324,616                300,217                300,325

Noninterest-bearing demand deposits                       83,956                 83,744                 80,238
Other liabilities                                          4,093                  3,485                  2,496
                                                       ---------               --------               --------

Total liabilities                                        412,665                387,446                383,059

Stockholders' equity                                      49,519                 46,633                 45,132
                                                       ---------               --------               --------

Total liabilities and
      stockholders' equity                            $  462,184                434,079                428,191
                                                       =========               ========               ========

<F1> Average loans are shown net of unearned discounts and
     deferred loans fees and the reserve for possible loan losses. Nonperforming loans, including nonaccrual loans, are included, but not material.

<F2> Includes money market deposit accounts.

                               24

AVERAGE BALANCE SHEETS, INTEREST RATES
AND INTEREST DIFFERENTIALS (continued)

(Dollars in thousands)                                                   Years ended December 31,
                                                                         ------------------------
                                                               1997                1996                1995
                                                               ----                ----                ----
Interest earned on:
         Loans, net <F1><F2>                                $  27,671             25,131              23,927
         Taxable investment securities                          5,820              5,273               5,649
         Nontaxable investment securities <F1>                  1,502              2,328               2,214
         Federal funds sold and bank deposits                     693                460                 565
                                                              -------            -------             -------
              Total interest income                            35,686             33,192              32,355
                                                              -------            -------             -------
Interest paid on:
         Transaction accounts <F3>                              2,312              2,383               2,621
         Savings deposits                                         740                757                 853
         Time deposits                                         11,180              9,780               8,577
         Federal funds purchased and
           securities sold under agreements to
           repurchase                                             205                131                 707
         FHLB advances                                            126                 28                 182
         Note payable                                              55                 27                  48
         Capital lease obligation                                  45                 63                  74
                                                              -------            -------             -------
              Total interest expense                           14,663             13,169              13,062
                                                              -------            -------             -------
Net interest income                                         $  21,023             20,023              19,293
                                                              =======            =======             =======
Average percentage earned on:
         Loans, net <F1><F2>                                     9.7%               9.9%               10.1%
         Taxable investment securities                           6.1%               5.7%                5.5%
         Nontaxable investment securities <F1>                   7.0%               7.9%                7.9%
         Federal funds sold                                      5.4%               5.2%                6.0%

              Total interest income                              8.6%               8.6%                8.6%

Average percentage paid on:
         Transaction accounts <F3>                               2.5%               2.5%                2.6%
         Savings deposits                                        2.5%               2.5%                2.8%
         Time deposits                                           5.8%               5.7%                5.6%
         Federal funds purchased and
           securities sold under agreements
           to repurchase                                         4.6%               4.3%                5.0%
         FHLB advances                                           5.9%               8.1%                6.5%
         Note payable                                            6.8%               6.1%                7.3%
         Capital lease obligation                                7.9%               8.3%                7.0%

              Total interest expense                             4.5%               4.4%                4.3%

Net interest margin                                              5.1%               5.2%                5.1%

<F1> Reflects taxable equivalent adjustments using a tax rate of 34% in adjusting interest on nontaxable loans and securities to a fully taxable basis.
<F2> Interest income includes loan fees as follows (in thousands):
     1997-$1,320: 1996-$1,340; 1995-$1,290.
<F3> Includes money market accounts.

                               25
AVERAGE BALANCE SHEETS, INTEREST RATES,
AND INTEREST DIFFERENTIALS (continued)

                                                                                                                     Due to
                                                                                       Increase                    Changes in
(Dollars in thousands)                                  1997            1996          (Decrease)      Volume        Rate <F1>
                                                        ----            ----          ----------      ------       ----------
Interest earned on:
         Loans, net <F2>                             $  27,671         25,131            2,540         3,010           (470)
         Taxable investment securities                   5,820          5,273              547           189            358
         Nontaxable investment securities <F2>           1,502          2,328             (826)         (617)          (209)
         Federal funds sold                                693            460              233           207             26
                                                       -------        -------           ------        ------          -----

                 Total interest income                  35,686         33,192            2,494         2,789           (295)
                                                       -------        -------           ------        ------          -----
Interest paid on:
         Transaction accounts <F3>                       2,312          2,383              (71)           (3)           (68)
         Savings deposits                                  740            757              (17)          (14)            (3)
         Time deposits                                  11,180          9,780            1,400         1,236            164
         Federal funds purchased and
            securities sold under
            agreements to repurchase                       205            131               74            61             13
         Other borrowed funds                              126             28               98           145            (47)
         Note payable to bank                               55             27               28            22              6
         Capital lease obligation                           45             63              (18)          (16)            (2)
                                                       -------        -------           ------        ------          -----

                  Total interest expense                14,663         13,169            1,494         1,431             63
                                                       -------        -------           ------        ------          -----

Net interest income                                  $  21,023         20,023            1,000         1,358           (358)
                                                       =======        =======           ======        ======          =====

<F1>  The change in interest due to both rate and volume has been allocated to the rate component.
<F2>  Reflects taxable equivalent adjustments using a tax rate of 34%
      in adjusting interest on non-taxable loans and securities to a fully taxable basis.
<F3>  Includes money market deposit accounts.

                                  26

                                                                                                                       Due to
                                                                                        Increase                    Changes in
(Dollars in thousands)                                   1996           1995           (Decrease)      Volume        Rate <F1>
                                                         ----           ----           ---------       ------       ----------
Interest earned on:
         Loans, net <F2>                             $  25,131         23,927            1,204         1,824            (620)
         Taxable investment securities                   5,273          5,649             (376)         (608)            232
         Nontaxable investment securities <F2>           2,328          2,214              114           111               3
         Federal funds sold                                460            565             (105)          (38)            (67)
                                                       -------        -------          -------        ------           -----
                  Total interest income                 33,192         32,355              837         1,289            (452)
                                                       -------        -------          -------        ------           -----
Interest paid on:
         Transaction accounts <F3>                       2,383          2,621             (238)         (140)            (98)
         Savings deposits                                  757            853              (96)          (11)            (85)
         Time deposits                                   9,780          8,577            1,203         1,101             102
         Federal funds purchased and
                 securities sold under
                 agreements to repurchase                  131            707             (576)         (552)            (24)
         Other borrowed funds                               28            182             (154)         (159)              5
         Note payable to bank                               27             48              (21)          (16)             (5)
         Capital lease obligation                           63             74              (11)          (20)              9
                                                       -------        -------          -------        ------           -----
                   Total interest expense               13,169         13,062              107           203             (96)
                                                       -------        -------          -------        ------           -----

Net interest income                                 $   20,023         19,293              730         1,086            (356)
                                                       =======        =======          =======        ======           =====

<F1> The change in interest due to both rate and volume has been allocated to the rate component.
<F2> Reflects taxable equivalent adjustments using a tax rate of 34%
     in adjusting interest on non-taxable loans and securities to a fully taxable basis.
<F3>  Includes money market deposit accounts.

                               27

INVESTMENT PORTFOLIO
The amortized cost and approximate fair value of investment securities available-for-sale for the indicated years are presented below (in thousands):

                                                                                  December 31, 1997
                                                                                  -----------------
                                                                               Gross            Gross
                                                           Amortized         Unrealized       Unrealized      Fair
                                                              Cost              Gains           Losses        Value
                                                           ---------         ----------       ----------      -----
US treasury &  government agencies                          $ 72,776             274            (179)        72,871

Mortgage backed and other debt and equity securities          23,345              66             (87)        23,324

State and Municipal                                           22,416             826              (6)        23,236
                                                             -------           -----            ----        -------
         Total investment securities                        $118,537           1,166            (272)       119,431
                                                             =======           =====            ====        =======

                                                                December 31,1996                December 31, 1995
                                                                ----------------                -----------------
                                                            Amortized         Fair           Amortized         Fair
                                                               Cost           Value            Cost           Value
                                                            ---------         -----          ---------        ------
US treasury & government agencies                           $ 75,682          75,162          88,397          88,138

Mortgage backed and other debt and equity securities          18,645          18,505          15,759          15,665

State and Municipal                                           25,347          26,499          30,393          31,403
                                                             -------         -------         -------         -------
         Total investment securities                        $119,674         120,166         134,549         135,206
                                                             =======         =======         =======         =======

         The following table shows the contractual maturities of investment securities, based on their estimated fair value, at December 31, 1997 ( in thousands) and the weighted average yields of securities. Maturities of mortgage backed securities have been determined based on the contractual maturity of their underlying mortgage pools. The yields on state and municipal securities are computed on a taxable equivalent basis using the statutory federal income tax rate of 34%.

                                                                                    Mortgage
                                                                      U.S.            Backs
                                                                   Treasury &        & Other        State
                                                                   Government          Debt          and
                                                                    Agencies        Securities     Municipal        Total
                                                                   ----------       ----------     ---------        -----

Within one year                                  -amount             15,207             908          2,370          18,485
                                                 -yield               5.32%           4.99%          4.84%

After one year but within five years             -amount             48,091           4,567          5,480          58,138
                                                 -yield               5.94%           5.92%          5.60%

After five but within 10 years                   -amount              8,574           6,154         13,082          27,810
                                                 -yield               7.03%           6.53%          5.80%

After 10 Years                                   -amount                999          10,841          2,304          14,144
                                                 -yield               6.60%           6.56%          5.99%


LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to types of loans

         ( Dollars in thousands):
                                                                                       December 31,
                                                                                       ------------
                                                             1997           1996           1995           1994           1993
                                                             ----           ----           ----           ----           ----
Real estate loans                                       $  193,424        161,489        137,244        139,254        133,662
Commercial loans                                            60,929         53,836         53,989         51,149         45,113
Consumer loans                                              35,122         39,102         40,595         34,856         33,768
Other loans                                                 28,081         24,214         14,362          9,805          7,280
                                                          --------       --------       --------       --------       --------
Total loans                                                317,556        278,641        246,190        235,064        219,823
Less:    Unearned discounts and deferred
                 loan fees                                   (413)          (393)          (387)          (654)        (1,125)
         Reserve for loan losses                           (6,984)        (6,778)        (6,614)        (6,566)        (6,668)
                                                          --------       --------       --------       --------       --------

Net loans                                               $  310,159        271,470        239,189        227,844        212,030
                                                          ========       ========       ========       ========       ========


                               29
ANALYSIS OF INTEREST RATE SENSITIVITY

         The following table includes a listing of earning assets and interest bearing liabilities and the distribution according to the earliest repricing opportunity or remaining maturity at December 31, 1997. Also, included are the related periodic and cumulative gaps for each period.

                                                                                      One
                                                                                     Year              Over
                                                                   Within           Through         Five Years
                                                                    One              Five          and Non-Rate
                                                                    Year             Years           Sensitive          Total
                                                                   ------           -------        ------------         -----
                                                                                    (Dollars in thousands)
INTEREST-EARNING ASSETS:
Total loans                                                   $    109,574          144,969            63,013          317,556
Taxable investment securities                                       16,115           52,658            27,422           96,195
Nontaxable investment securities                                     2,370            5,480            15,386           23,236
Federal funds sold                                                  12,982                -                 -           12,982
                                                                  --------         --------          --------          -------
Total earning assets                                               141,041          203,107           105,821          449,969
                                                                  --------         --------          --------          -------

INTEREST-BEARING LIABILITIES:
Transaction accounts (a)                                            93,963                -                 -           93,963
Savings deposits                                                    28,355                -                 -           28,355
Time deposits                                                      161,184           39,379                 -          200,563
Federal funds purchased and securities sold under
  agreements to repurchase                                          19,339                -                 -           19,339
FHLB advances                                                            -            8,231                 -            8,231
Capital lease obligations                                              208              264                 -              472
                                                                  --------         --------          --------          -------
Total interest-bearing liabilities                                 303,049           47,874                 -          350,923
Noninterest-bearing funds                                                -                -            86,904           86,904
                                                                  --------         --------          --------          -------
Total interest-bearing and noninterest-bearing funds               303,049           47,874            86,904          437,827
                                                                  --------         --------          --------          -------
GAP SUMMARY
Periodic net earning assets                                   $   (162,008)         155,233            18,917           12,142
                                                                 =========         ========          ========          =======
Ratio of earning assets to interest-bearing liabilities
  and noninterest-bearing funds                                      46.5%            424.3%            121.8%           102.8%

Cumulative net earning assets                                 $   (162,008)          (6,775)           12,142           12,142
                                                                 =========         ========          ========          =======
Cumulative ratio of earning assets to interest-
  bearing liabilities and noninterest-bearing
  funds                                                              46.5%             98.1%            102.8%           102.8%
                                                                 =========         ========          ========          =======

<F1> Includes NOW and  money market accounts.

         The rate sensitivity analysis table is designed to demonstrate Hardwick's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of Hardwick's assets and liabilities for the period shown. A ratio

                               30
of greater than 100% of earning assets to interest bearing liabilities (more interest earning assets repricing in a given period than interest bearing liabilities) indicates that an increase in interest rates would generally result in a increase in net income for Hardwick and a decrease in interest rates will result in a decrease in net income. Conversely, a ratio less than 100% of earning assets to interest bearing liabilities (less interest earning assets repricing in a given period than interest bearing liabilities) indicates that a decrease in rates would generally result in an increase in net income and an increase in interest rates would result in a decrease in net income. However, shifts in the structure of interest sensitive assets and liabilities are made by management in response to interest rate movements.

RISK ELEMENTS IN THE LOAN PORTFOLIO

         The following table represents information concerning outstanding balances of nonperforming loans at December 31, 1997, 1996, 1995, 1994 and 1993. Nonperforming loans comprise: (a) loans on which recognition of interest income has been discontinued ("nonaccrual loans"); (b) loans contractually past due 90 days or more as to interest or principal payments which are still accruing interest ("past-due loans"); and (c) loans, the terms of which have been renegotiated to provide for an extension of the original payment period and/or a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("restructured loans"):

                                             Nonaccrual      Past-Due   Restructured
                                               Loans          Loans         Loans        Total
                                             ----------      --------   ------------     -----
                                                           (Dollars in thousands)

December 31, 1997                           $    323           504             -          827

December 31, 1996                           $    449           551            49        1,049

December 31, 1995                           $    507           201            52          760

December 31, 1994                           $  1,401            16            55        1,472

December 31, 1993                           $    590           289             -          879


The components of nonperforming loan categories at December 31,1997 are presented below (in thousands)

                                                  Nonaccrual         Past-Due       Restructured
                                                     Loans             Loans            Loans                  Total
                                                  ----------         --------       ------------               -----
Real estate loans                               $      323              250                -                    573
Commercial loans                                         -              222                -                    222
Consumer loans                                           -               32                -                     32
                                                    ------            -----              -----                -----
Total                                           $      323              504                -                    827
                                                    ======            =====              =====                =====

                              31
         Loans on which the accrual of interest has been discontinued are designated as nonaccrual when doubt exists as to the full, timely collection of interest or principal. Income on such loans is then recognized only to the extent that cash is received in excess of required principal payments and if the future collection of principal is probable. Interest earned not yet collected at the date of placement into nonaccrual is reversed from earnings in the period in which the nonaccrual status is established. The decrease in nonaccrual loans from the level at December 31, 1996, has been dispersed principally over the real estate and commercial loan categories. Interest accruals are recorded on such loans only when they are fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately, $108,000; $123,000, and $81,000, in 1997, 1996, and 1995, respectively, which was included in earnings only when collected. Nonaccrual loan interest collected and reported in earnings was approximately $28,000, $153,000 and $115,000 for 1997, 1996 and 1995,
respectively.


OTHER REAL ESTATE

         Set forth below is a schedule of other real estate at December 31, 1997, 1996, 1995, 1994 and 1993, respectively:

(Dollars in thousands)

                                              Loans Transferred To     Premises Transferred To
                              Other             Other Real Estate         Other Real Estate
                            Real Estate         During the Period        During the Period
    Date                     Balance                  Ended                      Ended
    ----                    -----------       -------------------      -----------------------
December 31, 1997           $   191                          0                   191
December 31, 1996           $     0                          0                     0
December 31, 1995           $    25                  $      90                     0
December 31, 1994           $    15                  $      68                     0
December 31, 1993           $   238                  $     432                     0

         Other real estate includes properties acquired through foreclosure or acceptance of deeds in lieu of foreclosure and properties transferred from premises and equipment no longer used in banking activities. These properties are recorded on the date acquired at the lower of the loan balance or fair market value less estimated costs to dispose. After classifying these properties as other real estate, any resulting loss is charged to expense in the consolidated statement of income during the period in which the disposition occurred.

         Of the $432,000, in loans transferred to other real estate in 1993, $170,000 was from real estate rental and development. $152,000, was from consumer loans and $110,000 was from non-carpet related business loans. $786,000 in other real estate was sold in which $246,000 was transferred to loans by financing the sale. The sale met minimum down payment and projected cash flow requirements. $59,000 in net gains were

                               32
recognized during 1993. Additional write downs of $89,000 were recorded during 1993 with no material amount in any one loan category. One credit in the amount of $607,000 included as insubstance foreclosure at December 31, 1992, was paid off with no loss on the transaction and another credit carried as insubstance foreclosure at December 31, 1992 in the amount of $183,000, was transferred into nonaccrual loans as a result of the stream of income and payment abilities established during the last year and a half in which no income was recognized on that credit until the payment of principal and interest was received.

         Of the $68,000 in loans transferred to other real estate in 1994, there were four properties which were personal residence mortgages. Nine different properties were sold during the year for approximately $265,000, in which there was a net gain of approximately $8,000. Additional writedowns of approximately $34,000 were made during 1994 involving three separate properties, two of which were personal residences and one property was unimproved commercial real estate.

         Other real estate at December 31, 1995, of approximately $25,000 was up $10,000 over the $15,000 from December 31, 1994. During 1995, approximately $90,000 was transferred from loans to other real estate. The transfer included two properties, one valued at approximately $10,000 and the other valued at approximately $80,000. The $10,000 property was a residence and the $80,000 was undeveloped land. During the year the undeveloped land was sold for $85,000 resulting in a gain of approximately $5,000. The balance of other real estate was made up of two personal residences of $10,000 and $15,000. During 1996 the two properties were sold for the carrying values resulting in no gain or loss for the Company. There was no balance in other real estate at December 31, 1996.

         Other assets of approximately $191,000, were reclassified as other real estate during 1997. The other assets had been banking premises in previous years and transferred to other assets during 1996 and subsequently written down by approximately $20,000, to its estimated net realizable value. The carrying value of other real estate approximates the market value. No material effect on earnings is expected from the disposition of the other real estate.

                               33

SUMMARY OF LOAN EXPERIENCE

                                                                                         Year Ended December 31,
                                                                                -----------------------
                                                           1997             1996          1995           1994           1993
                                                           ----             ----          ----           ----           ----
                                                                               (Dollars in thousands)
Average amount of net loans outstanding                $  285,444        255,043        236,985        218,140        223,650
                                                         ========       ========       ========       ========       ========
Amount of reserve for possible loan losses
         at beginning of period                        $    6,778          6,614          6,566          6,668          5,236
                                                         --------       --------       --------       --------       --------
Amount of loans charged off during period:
         Real estate loans                                    102            157            171            111            572
         Commercial loans                                     528            540            466            139            719
         Consumer loans                                       525            202            569            271            544
         Other loans                                            -              -              -              -              -
                                                         --------       --------       --------       --------       --------
                 Total loans charged off                    1,155            899          1,206            521          1,835
                                                         --------       --------       --------       --------       --------

Amount of recoveries during period:
         Real estate loans                                    108             58            117            279            817
         Commercial loans                                     256            409            767            296            426
         Consumer loans                                       197            200            370            444            674
         Other loans                                            -              -              -              -              -
                                                         --------       --------       --------       --------       --------
                 Total loans recovered                        667            561          1,254          1,019          1,917
                                                         --------       --------       --------       --------       --------

Net loans (recovered) charged off during period               594            232            (48)          (498)           (82)
                                                         --------       --------       --------       --------       --------

Additions to reserve for possible loan losses
         charged to operations                                800            396              -           (600)         1,350
                                                         --------       --------       --------       --------       --------
Amount of reserve for possible loan losses
         at end of period                              $    6,984          6,778          6,614          6,566          6,668
                                                         ========       ========       ========       ========       ========
Ratio of net (recoveries) charge-offs during
         period to average net loans outstanding
         for the period                                      .21%           .09%         (.02%)        (0.23%)        (0.04)%
                                                         ========       ========       ========       ========       ========

Ratio of reserve for possible loan losses
         at period end to:
                 Total loans outstanding at period end       2.20%          2.44%          2.69%          2.80%          3.05%
                                                         ========       ========       ========       ========       ========

                 Nonperforming assets at period end <F1>   686.05%        646.14%        842.55%        441.56%        596.96%
                                                         ========       ========       ========       ========       ========

<F1> Nonperforming assets included nonperforming loans and other real estate

                               34
ALLOCATION OF RESERVE FOR POSSIBLE LOAN LOSSES

         The reserve is based upon management's analysis of the portfolio under current and expected economic conditions. This analysis includes a study of loss experience, a loan-by-loan review each month of all loans $50,000 or more at Northwest Bank, a review of delinquencies and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. The loan-by-loan review for Hardwick Bank covers all consumer purpose loans over $5,000 unsecured, all commercial loan concentrations over $200,000 unsecured or secured. Hardwick has strict loan underwriting standards which are carried out by lending personnel and monitored by a loan review officer who has no loan origination responsibilities. The purpose of the loan review function is to determine the adequacy of the allowance and related provision for loan losses to be reported by Hardwick.

         The review process described above places emphasis on nonperforming and past-due loans and is designed to identify potential charges to the reserve for possible loan losses as well as to determine the adequacy of the reserve.

         The allocation of the loan loss reserve is arrived at by using the problem loan list at each of Hardwick's subsidiary banks, by assigning ratings to the problem loan list as OAEM, "other assets especially mentioned", Substandard and Doubtful. The ratings are identical to the ratings used by bank regulatory authorities for credits which are classified during their examinations. Generally, the values assigned to those ratings are: 2%, 10% and 50%, respectively, times the balance of the credit. Each of the loans on the problem loan list is categorized by classification and the sum of the classification, i.e., Real estate, Commercial; Consumer and Other loans is added to determine the amount of the loan loss reserve allocated to each classification. The remainder of the loan loss reserve not allocated is for the coverage of loan losses which have not been either specifically identified by management, by the regulatory examination process, and relate to downturns in the economy and concentrations of credit in specific industries. The allocation of the loan loss reserve is reviewed and approved by the Board of Directors of each bank on a quarterly basis. With the current procedures in place, management believes that the allocation has been reasonably applied to the respective loan categories:

                               35
(DOLLARS IN THOUSANDS)

                                       December 31, 1997              December 31, 1996             December 31, 1995
                                       -----------------              -----------------             -----------------
                                                   % of                           % of                           % of
                                                  Loans in                       Loans in                      Loans in
                                    Amount        Category        Amount         Category        Amount        Category
                                    ------        --------        ------         --------        ------        --------
Real estate loans                 $  2,370             49%         1,043              21%         1,453             56%
Commercial loans                     1,036             21%         2,241              46%         2,304             22%
Consumer loans                       1,309             27%         1,641              33%           993             16%
Other loans                            124              3%             -                -           186              6%
Unallocated                          2,145             N/A         1,853              N/A         1,678             N/A
                                    ------           -----         -----           ------        ------            ----
       Total                      $  6,984            100%         6,778             100%         6,614            100%
                                    ======           ====          =====           ======        ======            ====

                                       December 31, 1994                    December 31, 1993
                                       -----------------                    -----------------
                                                        % of                               % of
                                                      Loans in                           Loans in
                                    Amount            Category           Amount          Category
                                    ------            --------           ------          --------
Real estate loans                 $  1,675               59%             1,860              62%
Commercial loans                     1,561               22%             1,420              22%
Consumer loans                         800               14%             1,433              14%
Other loans                            104                5%               235               2%
Unallocated                          2,426               N/A             1,720              N/A
                                    ------             -----             -----           ------
       Total                      $  6,566              100%             6,668             100%
                                    ======             =====             =====           ======

                               36
LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

(Dollars in thousands)
                                                                       Over one
                                                     One year         year through        Over
Loan Category <F1> <F2> <F3>                          or less          five years       five years          Total
---------------------------                          --------         ------------      ----------          -----
Real estate                                        $   48,995            91,493           52,936           193,424

Commercial                                             33,077            21,202            6,650            60,929

Consumer and other loans                               27,502            32,274            3,427            63,203
                                                     --------          --------          -------          --------
         Total                                     $  109,574           144,969           63,013           317,556
                                                     ========          ========          =======          ========

Loans due after one year:

Having predetermined interest rates                                $  147,962

Having floating interest rates                                         60,020
                                                                     --------
         Total                                                     $  207,982
                                                                     ========

<F1>   Scheduled repayments are reported in the maturity category in which the payment is due.
<F2>   Demand loans having no stated schedule of repayments and no stated maturity as well as overdrafts are included in the due in one year or less category.
<F3>   Determination of maturities is based on contract terms.  The
       Registrant's subsidiary banks have loans which from time to time are rolled over, the approval of which is generally made at the original approval date of the credit. If handled as a change in terms, the credit is subject to the same review and approval process as a new credit. Maturities are revised when a loan is rolled over.

                               37
DEPOSITS

The average amounts of deposits for the years indicated are presented below:

(Dollars in thousands)
                                                                1997             1996             1995
                                                                ----             ----             ----
Noninterest-bearing demand deposits                        $   83,956           83,744           80,238
                                                             --------         --------         --------
Interest-bearing demand and
         money market deposits                                 93,698           93,810           99,200
Savings deposits                                               29,144           29,700           30,084
Time deposits                                                 193,825          172,140          152,484
                                                             --------         --------         --------

         Total interest-bearing deposits                      316,667          295,650          281,768
                                                             --------         --------         --------

         Total average deposits                            $  400,623          379,394          362,006
                                                             ========         ========         ========


MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The maturity of time deposits of $100,000 or more as of December 31, 1997 are presented below (in thousands):

       3 months or less                                     $    17,280
       Over 3 months through 6 months                            22,925
       Over 6 months through 12 months                           13,538
       Over 12 months                                             7,776
                                                               --------
                Total Outstanding                           $    61,519
                                                               ========
RETURN ON EQUITY AND ASSETS

Certain financial ratios are presented below:

                                                                         Years ended December 31,
                                                                         ------------------------
                                                                    1997          1996            1995
                                                                    ----          ----            ----
       Return on average assets                                     1.13%         0.82%           0.75%
                                                                   ======         =====           =====

       Return on average equity                                    10.55%         7.66%           7.14%
                                                                   ======         =====           =====

       Dividend payout ratio                                       32.34%        56.27%          27.86%
                                                                   ======        ======          ======

       Average equity to average assets                            10.71%        10.74%          10.54%
                                                                   ======        ======          ======

                               38
ITEM 7 (a):  MARKET RISK MANAGEMENT

         In January 1997, the Securities and Exchange Commission adopted new rules that require quantitative and qualitative disclosures of market risk for financial instruments. The quantitative market risk disclosures must be classified between financial instruments entered into for trading purposes and all other financial instruments. As of December 31, 1997, the Company holds no financial instruments for trading purposes.

     Through the normal course its business activities, the Company is exposed to interest rate risk. Fluctuations in interest rates may result in changes in the fair values of the Company's financial instruments, cash flows, and net interest income. The Company's asset liability management process is designed to manage its exposure to interest rate risk in order to optimize the Company's financial position, liquidity, and net interest income, while maintaining a relatively neutral position to interest rate changes. The Company structures the mix, rates, and maturities of its financial instruments in order to maintain an acceptable level of interest rate risk. The Company uses a simulation modeling process to evaluate and measure its interest rate sensitivity. The simulations incorporate assumptions about balance sheet changes, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on the Company's financial position, liquidity, and earnings. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. Senior management regularly reviews the overall interest rate risk position and asset liability management strategies.

     On December 31, 1997, the interest rate risk position of the Company was relatively neutral as the impact of an instantaneous increase or decrease in interest rates of 100 basis points would have caused net interest income to change in a converse direction of the interest rate change by approximately $197,000 or .97%. This variance is compared to projected net interest income if rates remain stable. These simulated computations should not be relied upon as indicative of actual future results. Furthermore, the computations do not contemplate certain actions that management could undertake in response to future changes in interest rates.

     The Analysis of Interest Rate Sensitivity Table (Gap
Analysis) represents a snapshot of the balance sheet structure of the Company as of year-end, but it does not reflect the complexities of the interest sensitivity of the Company as reflected in the simulation modeling process.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and the report of independent public accountants identified in Item 14(a) are included in this report beginning at page F-1.


                              39
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the Registrant's two most recent fiscal years, the Registrant did not change accountants and had no disagreement with its accountants on any matters of accounting principle or practices or financial statement disclosure.



                              40
                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Registrant, their respective ages, directorships in any publicly owned companies, positions held by each with the Registrant, their principal occupations and the number of shares of the Registrant's common stock owned beneficially by each director and executive officer as of March 15,1998 are as follows. Except as otherwise indicated, each director and executive officer has been or was engaged in his present or last principal employment, in the same or a similar position for more than five years. Unless otherwise stated, percentages of shares beneficially owned are based on 4,036,496 shares outstanding on March 15, 1998.

                                                 Number of Shares Owned
Name (Age) and Business Background                 (Percent of Class)
----------------------------------               ----------------------

Kenneth E. Boring (73)                             1,660,000 (41.1%) <F1>
    Chairman and Chief Executive Officer
    of Hardwick since March 1981;
    Hardwick Bank since May 1984 and,
    since 1986, Chairman of
    Northwest Bank; Partner in Boring
    and Boring, which is engaged in
    real estate investment; Partner in
    Boring, Boring, and Minor, which
    is engaged in real estate
    investment; Vice President and co-owner
    of Dalton Aircraft, Inc., an
    aircraft rental and service firm.

James M. Boring, Jr. (76)                          1,292,032 (32.0%) <F2>
    President and Director of Hardwick
    since March 1981; Director of
    Hardwick Bank since February 1977;
    Director of Northwest Bank since
    Boring, which is engaged in real
    estate investment; Partner in Boring,
    Boring and Minor, which is engaged
    in real estate investment;
    President and co-owner of Dalton
    Aircraft, Inc., an aircraft rental and
    service firm.


Thomas H. Bond (68)                                1,000 *
    Director of Hardwick since April
    1988; Director of Northwest Bank since
    January 1988; retired banker.

Wayne R. Broaddus (65)                             5,307* <F3>
    Director of Hardwick since December 1994;
    President & CEO of Associated Aggregates
    International, Inc.


                               41
Robert M. Chandler (49)                            37,434 * <F4>
    Director of Hardwick from February
    1985 through March 1988
    Director of Hardwick Bank since December
    1985; Vice President, Queen Carpet Corp.
    (Patcraft Division), a manufacturer of
    carpet.


Richard R. Cheatham (54)                           1,595,300 (39.5%) <F5>
    Director of Hardwick since February
    1995; Vice Chairman of Hardwick since
    April 1995; Partner, Kilpatrick Stockton LLP,
    Attorneys at Law.

David J. Lance (43)                                48,725 (1.2%) <F6>
    Director of Hardwick since April
    1988; President, Director of Northwest
    Bank since October 1980; Chief
    Executive Officer of Northwest Bank
    since May 1984.



Norman D. McCoy (57)                               5,860 *
    Director of Hardwick since March
    1981; President and Chief Executive
    Officer of Dalton Supply Co.,
    Inc., a wholesale distributor of
    industrial supplies.

Marshall R. Mauldin (52)                           54,530 (1.4%) <F7>
    Director of Hardwick since March
    1981; President, Chief Executive
    Officer and Director of Hardwick
    Bank since January 1990; Director
    and Executive Vice President of
    Executive Vice President and
    Director of Northwest Bank from July
    1986 through December 1989.

Michael Robinson (48)                              45,850 (1.1%)<F8>
    Executive Vice President of Hardwick
    since 1990; Secretary, Treasurer and
    Director of Hardwick since
    Bank since 1986 and Director of
    Hardwick Bank since 1988;
    Vice President of Hardwick Bank from
    1981 through 1989.

Stanley A. Crawford (53)                           12,500 * <F9>
    Executive Vice President of Hardwick
    Bank since
    September 1992; Previously City
    President of NationsBank
    Dalton, Ga.

                                42
Leon M. Ham, III (69)                              15,000*
    Director of Hardwick since April
    1996; Director of Hardwick
    Bank since February 1981; and
    President and CEO of Carteret
    Corporation, a textile sales
    company dealing in yarns and fibers.

All Executive Officers and Directors as a Group    3,178,738  (78.7%)
     (12 Persons)
______________________________
*    Represents less than one percent of class.
[FN]
<F1>  Includes 670,000 shares owned directly; 15,000 shares owned through an Individual Retirement Account ("IRA"); 881,700
      shares owned by a family trust of which Mr. Boring serves as
      Trustee and has sole voting power; 28,100    shares owned by Mr.
      Boring as custodian for his daughters and 65,200 shares owned by his wife.

<F2> Includes 1,236,275 shares owned directly; 3,257 shares owned through an IRA and 52,500 shares owned by his wife.

<F3> Includes 5,307 shares owned through an IRA.

<F4> Includes 21,841 shares owned directly; 800 shares owned through an IRA; 4,341 shares owned by his wife; 660 shares owned by his wife through an IRA; and 9,792 shares owned as custodian for his son and daughter.

<F5> Includes 1,594,800 shares included in the beneficial
     ownership of Kenneth E. Boring, which may be voted by proxy pursuant to a revocable proxy from Kenneth E. Boring; 250 shares owned through an IRA and 250 shares owned by his wife through an IRA.

<F6> Includes 250 shares owned directly; 1,900 shares owned
     through an IRA; and 825 shares owned by his wife, 23,750 shares vested under incentive stock options and 22,000 shares under a restrictive stock award agreement.

<F7> Includes 8,360 shares owned directly and 420 shares owned through an IRA, 23,750 shares vested under incentive stock options and 22,000 shares under a restrictive stock award agreement.

<F8>  Includes 100 shares owned directly; 23,750 shares vested under incentive stock options and 22,000 shares under a restrictive stock award agreement.

<F9>  Includes 12,500 shares vested under incentive stock options.

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

                               43
ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION

     There is shown below information concerning the annual and long term compensation for services in all capacities to the Corporation for the fiscal years ended December 31, 1997, 1996, and 1995, of those persons who were at December 31,1997, (1) the Chief Executive Officer, and (2) the four other most highly compensated officers of Hardwick and its subsidiaries whose total salary and bonuses during 1997, exceeded $100,000 (the "Named Officers").

                                           Summary Compensation Table



                                                                       Annual Compensation
Name & Principal Position                     ----------------------------------------------------         All Other
-------------------------                     Year           Salary          Bonus           Other        Compensation
                                              ----           ------          -----           -----        ------------
Kenneth E. Boring                             1997        $  120,000      $  25,200       $  35,025        $   9,842
   Chairman of the Board and Chief            1996           120,000         20,400          29,424           10,094
   Executive Officer, Hardwick                1995           120,000         24,000          22,349            8,414

James M. Boring, Jr.                          1997        $   90,000      $  18,900       $  23,150        $   7,385
   President, Hardwick                        1996            90,000         13,500          24,688            7,714
                                              1995           100,000         20,000          15,409            7,014

Marshall R. Mauldin                           1997        $  120,000      $  25,200       $  22,339        $   9,842
   President & CEO, Hardwick Bank             1996           120,000         20,400          18,146           10,094
                                              1995           120,000         24,000          15,947            8,414

David J. Lance                                1997        $  120,000      $  25,200       $  25,237        $   9,836
   President & CEO, Northwest Bank            1996           120,000         20,400          22,852           10,088
                                              1995           120,000         24,000          17,327            8,414

Michael Robinson                              1997        $  120,000      $  25,200       $  28,503        $  10,004
   Executive Vice President and               1996           120,000         20,400          23,249           10,256
   CFO, Hardwick                              1995           120,000         24,000          18,188            8,414

Stanley A. Crawford                           1997        $   93,000      $  21,390       $  20,799         $  7,696
   Executive Vice President                   1996            93,000         17,670          20,267            7,695
   Hardwick Bank                              1995            93,000         16,740          16,899            6,524



                               44
OPTIONS, EXERCISES AND FISCAL YEAR-END VALUES

         Shown below is information with respect to unexercised options to purchase the Registrant's Common Stock granted to the Named Officers under the Company's Incentive Stock Option Plan and held by them at December 31, 1997. There were 6,250 grants each issued in December 1994, to David J. Lance, Marshall R. Mauldin and Michael Robinson which vest 20% each year over a five year period including 1994 and are exercisable five years after they vest. None of the Named Officers exercised any stock options during 1997.

                            No. Of Shares Underlying                 Value of Unexercised
                          Unexercised Options Held at              In-the Money Options at
                               December 31, 1997                      December 31, 1997
                          -----------------------------       -------------------------------
      Name                Exercisable     Unexercisable       Exercisable       Unexercisable
      ----                -----------     -------------       -----------       -------------
Kenneth E. Boring             None            None               None               None
James M. Boring, Jr.          None            None               None               None
Stanley A. Crawford           12,500          None               $ 100,000          None
Marshall R. Mauldin           23,750            1,250            $ 168,750          $  4,688
David J. Lance                23,750            1,250            $ 168,750          $  4,688
Michael Robinson              23,750            1,250            $ 168,750          $  4,688

         Of the named officers, Marshall R. Mauldin, David J. Lance and Michael Robinson each have 18,750 grants under the 1988 plan at a grant price of $12.00 and received the 6,250 grants in December 1994 under the 1993 plan at a grant price of $16.25.
Stanley A. Crawford has 12,500 grants under the 1988 plan at a grant price of $12.00.

     During 1994, the Company approved a restricted stock award agreement covering Marshall R. Mauldin, David J. Lance and Michael Robinson. The provisions include awards of up to 40,000 shares each in stock of the Registrant over a ten year period based upon financial performance of the Registrant. The awards began in 1996 and as of March 15, 1998, the award of 22,000 shares each has been made to each of the named officers. The named officers will have voting rights and receive the payment of shareholder dividends on each share, however each certificate awarded is restricted from transfer for a period of ten years. The plan provides that in the event there is a change in control of ownership of the Registrant, the named officers covered under the restricted stock award agreement would be entitled to an amount equal to 2.99 times the compensation paid for the preceding calendar year less the market value of the shares covered by awards then in existence, at which time the restrictive legend would be terminated.

     The vested shares in the plans as discussed above and the awards granted as of March 15, 1998, have been included in the ownership section above for the purposes of stock percentage ownership by directors and executive officers.

DIRECTOR COMPENSATION

     During 1997, each non-employee director of Hardwick was paid
$800 for regular and $400 for committee meetings attended for their services as directors.

                               45
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.


     The following table provides the number of shares and percentage of outstanding shares of the Registrants' common stock which were owned at March 15,1998, by each person known to the Registrant to own beneficially more than 5% of the Registrant's common stock. Percentages of shares beneficially owned are based on 4,036,496 shares outstanding at March 15, 1998. For information concerning beneficial ownership of the Registrant's common stock by directors and management, see Item 10 above.


     Name and Address of                 Number of      Percent of
      Beneficial Owner                  Shares Owned       Class
     ------------------                 -----------     ----------
Kenneth E. Boring                        1,660,000       41.1% <F1>
314 N. Selvidge Street
Dalton, Ga.  30720

James M. Boring, Jr.                     1,292,032       32.0% <F2>
314 N. Selvidge Street
Dalton, Ga.  30720

Boring Family Trust                        881,700       21.8% <F3>
314 N. Selvidge Street
Dalton, Ga.  30720

Richard R. Cheatham                      1,595,300       39.5% <F4>
1100 Peachtree Street, Suite 2800
Atlanta, Georgia  30309
______________________________________

<F1> Includes 670,000 shares owned directly; 15,000 shares owned through an Individual Retirement Account (IRA); 881,700 shares owned by a family trust which Mr. Boring serves as trustee and has sole voting power; and 28,100 shares owned by Mr. Boring as custodian for his daughters and 65,200 shares owned by his wife.

<F2> Includes 1,236,275 shares owned directly; 3,257 shares owned through an IRA; and 52,500 shares owned by Mr. Boring's wife.

<F3> Included in the beneficial ownership of Kenneth E. Boring.
     See footnote (1) above.

<F4> Includes 1,594,800 shares included in the beneficial
     ownership of Kenneth E. Boring, which may be voted by proxy pursuant to a revocable proxy from Kenneth E. Boring; 250 shares owned through an IRA and 250 shares owned by his wife through an IRA. See footnote (1) above.

                               46
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Registrant and it subsidiary banks have had, and expect to have in the future, banking transactions in the ordinary course of business with directors and officers of the Registrant and their associates, including corporations in which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectibility or presented unfavorable features. Loans to executive officers and directors and related parties represented 19.0% of total shareholders equity of Hardwick at December 31, 1997. See note 12 under notes to consolidated financial statements of the Company.


ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)  1. Financial Statements.
        ---------------------

     The following financial statements and notes thereto of the Registrant are incorporated by reference into Item 8 of this report;

     Report of Independent Public Accountants

     Consolidated Balance Sheets- December 31, 1997 and 1996.

     Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995.

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements


     2. Financial Statement Schedules.
        -----------------------------

     No financial statement schedules are required to be filed as part of this Report on Form 10-K;


                               47
     3. Exhibits.
        ---------

     The following exhibits are required to be filed with the Report by Item 601 of Regulation S-K;

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

     27   Financial Data Schedule.

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

                               48
          HARDWICK HOLDING COMPANY AND SUBSIDIARIES


           CONSOLIDATED FINANCIAL STATEMENTS AS OF
              DECEMBER 31, 1997, 1996, AND 1995
                        TOGETHER WITH
                      AUDITORS' REPORT

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



    Report of Independent
    Public Accountants                                         F-1

    Consolidated Balance Sheets
    December 31, 1997 and 1996                                 F-2

    Consolidated Statements of Income for the
    Years ended December 31, 1997, 1996 and 1995               F-4

    Consolidated Statements of Stockholders'
    Equity for the Years ended December 31, 1997, 1996 and     F-5
    1995

    Consolidated Statements of Cash Flows for the
    Years ended December 31, 1997, 1996 and 1995               F-6

    Notes to Consolidated Financial Statements                 F-8






                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and Board of Directors of Hardwick Holding Company:


We have audited the accompanying consolidated balance sheets of HARDWICK HOLDING COMPANY (a Georgia corporation) AND SUBSIDIARIES as of
December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hardwick Holding Company and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






Atlanta, Georgia
February 20, 1998
                                       F-1


                    HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                            DECEMBER 31, 1997 AND 1996

                              (Dollars in Thousands)


                                     ASSETS

                                                         1997           1996
                                                      ---------      ---------
CASH AND DUE FROM BANKS                                $ 25,533      $  26,797

FEDERAL FUNDS SOLD                                       12,982          7,000
                                                      ---------      ---------

     Total cash and cash equivalents                     38,515         33,797

INVESTMENT SECURITIES, available for sale               119,431        120,166

LOANS, net                                              310,159        271,470

PREMISES AND EQUIPMENT, net                              14,497         15,728

ACCRUED INTEREST RECEIVABLE                               3,988          3,865

EXCESS OF COST OVER FAIR VALUE OF
  SUBSIDIARIES ACQUIRED, net                              4,556          5,346

OTHER ASSETS                                              1,746          1,689
                                                      ---------      ---------
Total assets                                           $492,892       $452,061
                                                      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing                                 $  86,904      $  85,567
  Interest-bearing                                      322,881        308,373
                                                      ---------      ---------
       Total deposits                                   409,785        393,940


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
                                                         19,339          3,327

FEDERAL FUNDS PURCHASED                                       0          2,600

CAPITAL LEASE OBLIGATION                                    472            668

FEDERAL HOME LOAN BANK ADVANCES                           8,231            306

OTHER LIABILITIES                                         4,462          4,243
                                                      ---------      ---------
       Total liabilities                                442,289        405,084
                                                      ---------      ---------
COMMITMENTS AND CONTINGENCIES (Notes 4, 6, 11,
  13, AND 14)

STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value; 10,000,000
    shares authorized, 4,161,141 and 4,125,141
    shares issued, 4,021,496 and 3,999,229
    shares outstanding at December 31, 1997
    and 1996, respectively
                                                          2,081          2,063
  Additional paid-in capital                             20,935         20,233
  Retained earnings                                      30,381         26,845
  Unrealized gain on securities available
    for sale, net of taxes                                  590            324
  Treasury stock, at cost, 139,645 and
    125,912 shares at December 31, 1997
    and 1996, respectively                               (2,564)        (2,289)
  Deferred compensation                                    (820)          (199)
                                                      ---------      ---------
       Total stockholders' equity                        50,603         46,977
                                                      ---------      ---------
       Total liabilities and stockholders' equity      $492,892       $452,061
                                                      =========      =========

The accompanying notes are an integral part of these consolidated balance sheets.

                       HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                           CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                     (In Thousands, Except Net Income Per Share Data)

                                                      1997       1996      1995
                                                    =======    =======   =======
INTEREST INCOME:
  Interest and fees on loans                        $27,578    $24,972   $23,744

  Interest on investment securities:
  Taxable                                             5,820      5,273     5,649

  Nontaxable                                          1,105      1,568     1,568

  Interest on federal funds sold                        685        460       565

  Other                                                   8          0         0
                                                    -------    -------   -------
       Total interest income                         35,196     32,273    31,526
                                                    -------    -------   -------
INTEREST EXPENSE:
  Interest on deposits                               14,232     12,920    12,051

  Interest on federal funds purchased and
    securities sold under agreements to
    repurchase                                          205        131       707

  Interest on other borrowings                          226        118       304
                                                    -------    -------   -------
       Total interest expense                        14,663     13,169    13,062
                                                    -------    -------   -------

NET INTEREST INCOME                                  20,533     19,104    18,464
PROVISION FOR LOAN LOSSES                               800        396         0
NET INTEREST INCOME AFTER PROVISION                 -------    -------   -------
  FOR LOAN LOSSES                                    19,733     18,708    18,464
                                                    -------    -------   -------
NONINTEREST INCOME:
  Service charges on deposit accounts                 2,711      2,327     2,420
  Securities gains, net                                  71          8        10
  Trust department income                               430        382       340
  Other noninterest income                            3,610      1,365     1,304
                                                    -------    -------   -------
       Total noninterest income                       6,822      4,082     4,074
                                                    -------    -------   -------
NONINTEREST EXPENSE:
  Salaries and employee benefits                      9,000      8,342     8,998
  Net occupancy expense                               3,162      3,402     3,584
  Data processing expense                             1,160      1,015       811
  Professional fees                                     578        604       548
  FDIC insurance premiums                                48          4       407
  Office supplies and printing                          449        459       542
  Other noninterest expense                           4,167      3,714     3,421
                                                    -------    -------   -------
       Total noninterest expense                     18,564     17,540    18,311
                                                    -------    -------   -------
INCOME BEFORE PROVISION FOR INCOME TAXES              7,991      5,250     4,227

PROVISION FOR INCOME TAXES                            2,765      1,680     1,004
                                                    -------    -------   -------
NET INCOME                                          $ 5,226    $ 3,570   $ 3,223
                                                    =======    =======   =======

NET INCOME PER SHARE:
  Basic                                               $1.32      $0.89     $0.79
                                                    =======    =======   =======

  Diluted                                             $1.29      $0.87     $0.79
                                                    =======    =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                               3,973      4,017     4,059
                                                    =======    =======   =======

  Diluted                                             4,047      4,085     4,103
                                                    =======    =======   =======

The accompanying notes are an integral part of these consolidated statements.

                     HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                   (Dollars in Thousands, Except Per Share Data)

                                                                         Unrealized Gain
                                              Additional              (Loss) on Securities
                                     Common    Paid-In     Retained    Available for Sale,    Treasury      Deferred
                                     Stock     Capital     Earnings       Net of Taxes         Stock      Compensation    Total
                                     ======   =========   =========   ====================    ========    ============   =======
BALANCE, DECEMBER 31, 1994           $2,063    $20,251     $22,959           $ (859)          $(1,034)      $   0        $43,380

  Net income                              0          0       3,223                0                 0           0          3,223
  Cash dividends, $.22 per share          0          0        (898)               0                 0           0           (898)
  Purchase of 15,050 shares of
    treasury stock                        0          0           0                0              (251)          0           (251)
  Exercise of stock options               0        (22)          0                0                97           0             75
  Issuance of treasury stock as
    restricted stock                      0          4           0                0               240        (244)             0
  Amortization of compensation
    element of restricted stock           0          0           0                0                 0          21             21
  Change in unrealized gain (loss)
    on securities due to
    reclassification of securities
    from held to maturity to
    available for sale, net of taxes      0          0           0              577                 0           0            577
  Change in unrealized gain (loss)
    on securities available for sale,
    net of taxes                          0          0           0              703                 0           0            703
                                     ------    -------     -------           ------           -------       -----        -------
BALANCE, DECEMBER 31, 1995            2,063     20,233      25,284              421              (948)       (223)        46,830

  Net income                              0          0       3,570                0                 0           0          3,570
  Cash dividends, $.50 per share          0          0      (2,009)               0                 0           0         (2,009)
  Purchase of 67,249 shares of
    treasury stock                        0          0           0                0            (1,341)          0         (1,341)
  Amortization of compensation
    element of restricted stock           0          0           0                0                 0          24             24
  Change in unrealized gain (loss)
    on securities available for
    sale, net of taxes                    0          0           0              (97)                0           0            (97)
                                     ------    -------     -------           ------           -------       -----        -------
BALANCE, DECEMBER 31, 1996            2,063     20,233      26,845              324            (2,289)       (199)        46,977

  Net income                              0          0       5,226                0                 0           0          5,226
  Cash dividends, $.42 per share          0          0      (1,690)               0                 0           0         (1,690)
  Issuance of 36,000 shares of
    restricted common stock              18        702           0                0                 0        (720)             0
  Amortization of compensation
    element of restricted stock           0          0           0                0                 0          99             99
  Purchase of 13,733 shares of
    treasury stock                        0          0           0                0              (275)          0           (275)
  Change in unrealized gain (loss)
    on securities available for
    sale, net of taxes                    0          0           0              266                 0           0            266
                                     ------    -------     -------           ------           -------       -----        -------
BALANCE, DECEMBER 31, 1997           $2,081    $20,935     $30,381            $ 590           $(2,564)      $(820)       $50,603
                                     ======    =======     =======           ======           =======       =====        =======
The accompanying notes are an integral part of these consolidated statements.

                               F-5
                     HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                   (In Thousands)


                                                               1997         1996         1995
                                                             ========     ========     ========
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  5,226     $  3,570     $  3,223
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                   800          396            0
      Provision for depreciation and amortization               2,534        2,476        2,686
      Amortization of deferred compensation                        99           24           21
      Gain on sale of other real estate, net                        0            0           (5)
      Loss (gain) on disposal of premises and equipment           193           (9)          91
      Premium amortization (discount accretion) of
        investment securities, net                                156          174          (65)
      Deferred income tax (benefit) provision                    (272)         (66)         364
      Securities gains, net                                       (71)          (8)         (10)
      (Increase) decrease in accrued interest receivable         (123)        (191)         270
      Decrease (increase) in other assets                          79          (60)         (17)
      (Decrease) increase in other liabilities                   (265)         977          948
                                                             --------     --------     --------
         Net cash provided by operating activities              8,356        7,283        7,506
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities
    held to maturity                                                0            0       20,952
  Proceeds from maturities of investment securities
    available for sale                                         18,245       16,150        5,840
  Proceeds from sales of investment securities
    available for sale                                         44,211       34,448       13,610
  Purchases of investment securities held to maturity               0            0       (2,401)
  Purchases of investment securities available for sale       (61,404)     (35,889)     (30,501)
  Net cash flows from loans originated and principal
    collected on loans                                        (39,489)     (32,677)     (11,435)
  Purchases of premises and equipment                            (761)        (606)      (1,653)
  Proceeds from disposal of premises and equipment                 55           42            0
  Proceeds from disposal of other real estate                       0            5           85
                                                             --------     --------     --------
      Net cash used in investing activities                   (39,143)     (18,527)      (5,503)
                                                             --------     --------     --------

                                                               1997         1996         1995
                                                             ========     ========     ========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, NOW
    accounts, and savings accounts                           $  1,337     $ (1,540)    $ (3,238)
  Net cash flows from sales of certificates of deposit         14,508        5,529       32,674
  Net (decrease) increase in federal funds purchased           (2,600)       2,600            0
  Net increase (decrease) in securities sold under
    agreements to repurchase                                   16,012         (209)     (16,980)
  Proceeds from (repayments of) FHLB advances                   7,925          (75)         381
  Payments on note payable                                          0         (250)        (500)
  Principal payments on capital lease obligation                 (196)        (176)        (216)
  Cash dividends on common stock                               (1,206)      (1,768)        (898)
  Purchase of treasury stock                                     (275)      (1,341)        (251)
  Proceeds from exercise of stock options                           0            0           75
                                                             --------     --------     --------
      Net cash provided by financing activities                35,505        2,770       11,047
                                                             --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   4,718       (8,474)      13,050

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   33,797       42,271       29,221
                                                             --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $38,515      $33,797      $42,271
                                                             ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for:
      Interest                                                $14,262      $12,843      $12,232
                                                             ========     ========     ========

      Income taxes                                            $ 3,011      $ 1,020      $ 1,080
                                                             ========     ========     ========

    Noncash transactions during the year for:
      Transfer from premises and equipment to
        other assets                                          $     0      $   211      $     0
                                                             ========     ========     ========

      Transfer from loans to other assets                     $     0      $     0      $    90
                                                             ========     ========     ========

      Transfer of investment securities held to
        maturity to available for sale                        $     0      $     0      $88,818
                                                             ========     ========     ========

      Purchase of assets under capital lease                  $     0      $     0      $   980
                                                             ========     ========     ========

      Dividends declared but not paid                         $   484      $   241      $     0
                                                             ========     ========     ========

The accompanying notes are an integral part of these consolidated statements.

                     HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997, 1996, AND 1995



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

     Premiums and discounts related to securities are amortized or accreted over the life of the related Security as an adjustment to the yield using the effective interest method and prepayment assumptions. Dividends and interest income are recognized when earned.

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

         Premises and improvements                     20 to 40 years
         Automobiles, computer equipment,
            and office machines                        3 to 6 years
         Furniture and fixtures                        10 years

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

         EXCESS OF COST OVER FAIR VALUE OF SUBSIDIARIES ACQUIRED
         ("GOODWILL")

         Goodwill is being amortized over various periods from 15 to 40 years. The charge to other noninterest expense for the amortization of the goodwill for the years ended December 31, 1997, 1996, and 1995 was $790,000, $615,000, and $625,000,
         respectively. At December 31, 1997 and 1996, accumulated amortization of the goodwill was $6,331,000 and $5,541,000, respectively.

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill, when events or changes in circumstances warrant such a review. The carrying value of a long-lived assets is considered impaired when the projected undiscounted future cash flow from such asset is less than its carrying value. No material impairments existed at December 31, 1997 or 1996, and accordingly, no losses were recognized.

LOANS AND RESERVE FOR LOAN LOSSES

Loans are recorded net of unearned discount, deferred loan fees, and reserve for loan losses. Interest income and unearned discount are recognized over the term of the loan on a level-yield basis. Fees associated with the loan origination are deferred, net of direct incremental loan origination costs, and amortized to interest income over the contractual life of the loan using the interest method or the straight-line method, if not materially different.

                               F-9
Interest income on all classifications of loans is accrued based on the outstanding principal amounts, except for those classified as nonaccrual loans. The accrual of interest is discontinued when a loan becomes contractually delinquent for 90 days or when other factors indicate that collectibility is doubtful. Cash receipts on nonaccrual loans are applied to reduce principal balances or are recorded as interest income, depending on management's assessment of the ultimate collectibility of the loan.

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

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company enters into sales of securities under agreements to repurchase. The securities collateralizing these agreements are controlled by the counterparty for the term of the agreement. During fiscal years 1997, 1996 and 1995, the maximum balance outstanding at anytime was $19,339,000, $5,189,000, and $35,412,000, respectively, and the average balance outstanding was $3,896,000, $1,816,000, and $12,549,000, respectively.

FEDERAL FUNDS PURCHASED

The Company periodically purchases federal funds from the Federal Reserve Bank to meet its daily reserve requirement. During fiscal years 1997 and 1996, the maximum balance outstanding at anytime was $7,100,000 and $7,200,000, respectively, and the average balance outstanding was $244,000 and $224,000, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not hold or engage in transactions using "off balance sheet" derivative financial instruments.

EARNINGS PER SHARE OF COMMON STOCK

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 128, "Earnings Per
Share."   SFAS No. 128 establishes standards for computing and
presenting earnings per share ("EPS"). SFAS No. 128 simplifies the standards for computing earnings per share as compared to APB Opinion No. 15. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures. The SFAS 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS
computation.   SFAS No. 128 is effective for financial statements
issued for periods ending after December 15, 1997, and retroactive application is required for all periods presented.

                               F-10
The numerator utilized in the calculation of earnings per share was the same for both basic and diluted earning per share.

Basic and diluted weighted average shares outstanding for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                        1997        1996        1995
                                                     ---------   ---------   ---------
      Basic weighted average shares outstanding
                                                       3,973       4,017        4,059
        Incentive stock options                           64          63           42
        Restricted shares of common stock                 10           5            2
                                                      ------      ------       ------

      Diluted weighted average shares outstanding
                                                       4,047       4,085        4,103
                                                      ======      ======       ======

     SETTLEMENT WITH VENDOR

     During the year ended December 31, 1997, the Company received a settlement from a former vendor of approximately
     $2,125,000. The settlement is included in other noninterest income in the consolidated statements of income.

     RECLASSIFICATIONS

     Certain reclassifications have been made in the 1996 and 1995 financial statements to conform with the 1997 presentation.


2.  INVESTMENT SECURITIES

    The amortized cost, estimated fair value, and gross unrealized gains and losses in the Company's investment securities at December 31, 1997 and 1996 are as follows (in thousands):

                               F-11

                                                                       1997
                                           ----------------------------------------------------------
                                                              GROSS           GROSS        ESTIMATED
                                           AMORTIZED       UNREALIZED      UNREALIZED        FAIR
                                              COST            GAINS          LOSSES          VALUE
                                           ==========      ==========     ===========     ==========
U.S. Treasury and other U.S.
     government agencies                    $  72,776        $  274         $(179)          $ 72,871

Obligations of states and political
     subdivisions                              22,416           826            (6)            23,236

Mortgage-backed securities                     21,442            66           (87)            21,421

Other debt and equity securities
                                                1,903             0             0              1,903
                                            ---------       -------        ------          ---------
                                             $118,537        $1,166         $(272)          $119,431
                                            =========       =======        ======          =========


                                                                       1996
                                           ---------------------------------------------------------
                                                              GROSS          GROSS         ESTIMATED
                                           AMORTIZED       UNREALIZED      UNREALIZED        FAIR
                                              COST            GAINS          LOSSES          VALUE
                                           ==========      ==========     ============    ==========
U.S. Treasury and other U.S.
    government agencies                     $  75,682        $    58        $(578)          $ 75,162

Obligations of states and political
    subdivisions                               25,347          1,179          (27)            26,499

Mortgage-backed securities                     16,956             32         (172)            16,816

Other debt and equity securities
                                                1,689              0            0              1,689
                                            ---------        -------       ------          ---------
                                             $119,674         $1,269        $(777)          $120,166
                                            =========        =======       ======          =========

     The amortized cost and estimated fair value of debt securities at December 31, 1997 by date of contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                            F-12
                                                                Estimated
                                                Amortized          Fair
                                                   Cost           Value
                                               ===========     ==========

     Due in one year or less                    $  17,602       $  17,577
     Due one year to five years                    53,395          53,571
     Due five years to ten years                   20,996          21,656
     Due after ten years                            3,199           3,303
                                                ---------       ---------
                                                   95,192          96,107
     Mortgage-backed securities                    21,442          21,421
     Other debt and equity securities               1,903           1,903
                                                ---------       ---------
                                                 $118,537        $119,431
                                                =========       =========

     Mortgage-backed securities mature monthly through the year 2027.

     Proceeds from sales of investments in debt securities during 1997, 1996, and 1995 were $44,211,000, $34,448,000, and $13,610,000, respectively. Gross gains of approximately $254,000, $106,000, and $23,000 and gross losses of approximately $183,000, $98,000, and $13,000 were realized on such sales in 1997, 1996, and 1995, respectively.

     Securities with a carrying value of $73,706,000 and $66,796,000 were pledged to secure various deposits and securities sold under agreements to repurchase at December 31, 1997 and 1996, respectively.

3.   LOANS AND RESERVE FOR LOAN LOSSES

     At December 31, 1997 and 1996, the Company's loan portfolio consists of the following (in thousands):

                                                  1997            1996
                                               ===========     ==========

       Real estate loans                        $193,424        $161,489
       Commercial loans                           60,929          53,836
       Consumer loans                             35,122          39,102
       Other loans                                28,081          24,214
                                               ---------       ---------
               Total loans                       317,556         278,641

       Less:
          Unearned discount                         (413)           (393)
          Reserve for loan losses                 (6,984)         (6,778)
                                               ---------       ---------
                                                $310,159        $271,470
                                               =========       =========

     Total nonaccrual and restructured loans at December 31, 1997 and 1996 were $323,000 and $498,000, respectively. The gross amount of interest income that would have been recorded in 1997, 1996, and 1995 on nonaccrual and restructured loans at December 31, 1997, 1996, and 1995, if all such loans had been accruing interest at the contractual rate, was $108,000, $123,000, and $81,000, respectively, while interest income actually recognized was $28,000, $153,000, and $115,000, respectively.

                               F-13
     At December 31, 1997 and 1996, the recorded investment in impaired loans was $323,000 and $449,000, respectively, and the related valuation allowance was $32,000 and $107,000, respectively. This valuation allowance is included in the reserve for loan losses in the accompanying consolidated balance sheets. The average balance of impaired loans during 1997 and 1996 was $414,000 and $1,153,000, respectively.

     A summary of transactions in the reserve for loan losses for the years ended December 31, 1997, 1996, and 1995 is as follows (in thousands):

                                          1997        1996         1995
                                        ======       ======       ======

   Balance, beginning of year           $6,778       $6,614       $6,566
   Provision for loan losses               800          396            0
   Recoveries of loans previously
      charged off                          561          667        1,254
   Charge-offs                          (1,155)        (899)      (1,206)
                                        ------       ------       ------
   Balance, end of year                 $6,984       $6,778       $6,614
                                        ======       ======       ======


4.   PREMISES AND EQUIPMENT

     A summary of the carrying value of premises and equipment at December 31, 1997 and 1996 is as follows (in thousands):

                                                   1997          1996
                                               -----------   ------------

     Land and land improvements                 $  5,526      $  5,526
     Premises and improvements                    12,878        12,773
     Furniture, fixtures, and equipment            5,706         5,957
     Leasehold improvements                           16            16
     Equipment under capital lease                   980           980
     Construction in progress                        135            36
                                                --------      --------
                                                  25,241        25,288
     Accumulated depreciation                    (10,744)       (9,560)
                                                --------      --------
                                                 $14,497       $15,728
                                                ========      ========


     During 1995, the Company began leasing certain computer equipment under five-year noncancelable leases expiring in 2000. The assets acquired under the lease agreements have been capitalized in the accompanying consolidated balance sheets and at December 31, 1997 and 1996 had a net book value of $418,000 and $614,000, respectively. Using an interest rate of approximately 7%, the related capital lease obligation is reflected in the accompanying consolidated balance sheets based on the present value of the future minimum lease payments. Amortization expense of these assets under capital lease was $196,000 and $203,000 during 1997 and 1996, respectively, and is included in net occupancy expense in the accompanying consolidated statements of income.

                              F-14
     Future minimum lease payments for assets under capital lease and the present value of minimum lease payments at December 31, 1997 are as follows (in thousands):

                  1998                               $239
                  1999                                239
                  2000                                 51
                                                     ----
                       Total minimum lease payments   529
                 Less amount representing interest    (57)
                 Present value of minimum lease      ----
                   payments                          $472
                                                     ====

5.   TIME DEPOSITS
     At December 31, 1997 and 1996, time deposits equal to or greater than $100,000 were approximately $61,519,000 and $52,159,000, respectively. During 1997 and 1996, the weighted average interest rate of total time time deposits was 5.8% and 4.7%, respectively. As of December 31, 1997, expected maturities of total time deposits by contractual maturity date are as follows (in thousands):


                                            CARRYING
                                              VALUE
                                           ==========

                 1998                        $161,184
                 1999                          22,915
                 2000                           7,688
                 2001                           3,591
                 2002                           5,285
                                           ----------
                                             $200,663
                                           ==========


6.   FEDERAL HOME LOAN BANK ("FHLB") ADVANCES AND REVOLVING LINE OF CREDIT

     FNB maintains an agreement with the FHLB of Atlanta. Under this agreement, the FNB can borrow up to $21,000,000. At December 31, 1997 and 1996, the total amounts outstanding under this agreement were $8,231,000 and $306,000, respectively. The weighted average interest rate on FHLB advances was 5.55% and 8.08% at December 31, 1997 and 1996, respectively. Maximum borrowings during the years ended December 31, 1997 and 1996 were $8,231,000 and $381,250, respectively.
     The advances are due on January 25, 2001 and are collateralized by a blanket pledge of FNB's loans secured by 1-4 unit residential property, which at December 31, 1997 totaled approximately $32,820,000.

     The Company has an unsecured revolving line of credit of $5,000,000 (the "Revolver"). Borrowings under the Revolver bear interest at LIBOR plus 0.6% (6.32% at December 31, 1997). Interest is payable quarterly, and the Revolver is renewable on an annual basis. At December 31, 1997 and 1996, the Company's outstanding borrowings under this Revolver were $0, and the weighted average interest rate charged on the Revolver for the years ended December 31, 1997 and 1996 was 6.26% and 6.69%, respectively. Maximum borrowings at anytime during the years ended December 31, 1997 and 1996 were $2,300,000 and
     $1,100,000, respectively.   The average balances outstanding under
     this Revolver during 1997 and 1996 were $808,000 and $440,000, respectively.

                              F-15
7. INCOME TAXES

     The components of the provision for income taxes in 1997, 1996, and 1995 are as follows (in thousands):


                                        1997        1996        1995
                                     --------     -------     --------
     Current provision                $3,037       $1,746      $  640
     Deferred (benefit) provision       (272)         (66)        364
                                     -------      -------     -------
     Provision for income taxes       $2,765       $1,680      $1,004
                                     =======      =======     =======


     The components of the net deferred tax asset at December 31, 1997 and 1996 are as follows (in thousands):

                                                   1997        1996
                                                =========   =========

     Deferred tax assets related to:
        Allowance for loan losses                $ 1,820      $1,671
     Other                                           166         140
                                                --------     -------
            Total deferred tax assets              1,986       1,811
                                                --------     -------
     Deferred tax liabilities related to:
        Excess of book over tax basis of
          premises and equipment                  (1,197)     (1,219)
        Unrealized gain on securities
          available for sale                        (304)       (168)
        Other                                        (12)        (87)
                                                --------     -------
            Total deferred tax liabilities        (1,513)     (1,474)
                                                --------     -------
     Net deferred tax asset                      $   473      $  337
                                                ========     =======

     No valuation allowances for deferred tax assets have been recorded as of December 31, 1997 and 1996 based on management's assessment that it is more likely than not that these assets will be realized. This assessment is based primarily on the level of historical taxable income and projection for future taxable income over the period in which the temporary differences are deductible.

     The differences between the actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes are as follows (in thousands):

                                           1997        1996         1995
                                        ========    =========     ========
     Income taxes at statutory rate      $2,717       $1,785       $1,437
     Increase (decrease) resulting
       from tax effects of:
         Tax-exempt interest, net of
           disallowance                    (372)        (568)        (611)
         Amortization of goodwill           278          213          213
         Other, net                         142          250          (35)
                                        -------      -------      -------
     Provision for income taxes          $2,765       $1,680       $1,004
                                        =======      =======      =======

                               F-16

8.   STOCK PLANS

     INCENTIVE STOCK OPTION PLANS

     The Company has in place two incentive stock option plans ("1988 Plan" and "1993 Plan") for officers under which an aggregate of 200,000 shares of common stock are authorized for grant. Options granted are at no less than the fair market value of a share of stock on the grant date. The 1988 Plan allows for the exercise of granted options beginning five years after the grant date. Options not exercised expire ten years after the grant date. The 1993 Plan allows for the exercise of granted options ratably over the five-year vesting period. Options not exercised expire ten years after the grant date.

     The Company does not recognize compensation expense in accounting for its stock option plan, and no awards have been granted since fiscal 1994.

     A summary of the changes in common stock options during the three-year period ended December 31, 1997 is as follows:

                                                     Outstanding Options
                                                   -----------------------

                                                         Weighted                          Exercise
                                                                 Average      Exercisable        Price Per
                                                     Number       Price         Options            Share
                                                   ----------  -----------  ---------------   ---------------
                                                   ----------  -----------  ---------------   ---------------
     Outstanding at December 31, 1994                176,250      $12.48        145,000        $12.00-$16.25
     Options which became exercisable                      -           -          3,750               $16.25
     Exercised                                        (6,250)      12.00         (6,250)              $12.00
                                                    --------     -------       --------       --------------
     Outstanding at December 31, 1995                170,000       12.50        142,500        $12.00-$16.25
     Options which became exercisable                      -           -          3,750               $16.25
                                                    --------     -------       --------       --------------
     Outstanding at December 31, 1996                170,000      $12.50        146,250        $12.00-$16.25
     Options which became exercisable                      -           -         16,250        $12.00-$16.25
                                                    --------     -------       --------       --------------
    Outstanding at December 31, 1997                 170,000     $ 12.50        162,500        $12.00-$16.25
                                                    ========     =======       ========       ==============

     The weighted average exercise price of exercisable options at December 31, 1997, 1996, and 1995 is $12.39, $12.33, and $12.22,
     respectively. The weighted average remaining contractual life of options outstanding at December 31, 1997 is approximately 1.8 years.

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

     During 1997, 1996, and 1995, the Company awarded restricted stock shares of 36,000, 0, and 15,000, respectively, to key employees. The Company recorded deferred compensation of approximately $720,000, $0, and $244,000 during 1997, 1996, and 1995, respectively, based on the estimated market price of the shares at the award date. Deferred compensation is being amortized over the vesting period of ten years. The Company recognized in fiscal years 1997, 1996, and 1995 approximately $99,000, $24,000, and $21,000, respectively, in compensation expense related to the restricted stock awards.


9.   EMPLOYEE BENEFIT PLANS

     The Company has established a contributory defined contribution plan (the "Plan") which covers substantially all salaried employees. Employees have the option to contribute up to 6% of their annual salaries to the Plan. The Company matches 50% of employee contributions and makes a discretionary contribution based on 4% of a qualifying employee's base salary, as defined under the Plan.

     The Company's discretionary and matching contributions to the Plan were $336,000, $324,000, and $351,000, in 1997, 1996, and
     1995, respectively. The assets of the Plan have a market value of $7,486,000 and are maintained by the trust department of HBT.


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

     In 1997, 1996, and 1995, HBT paid dividends to HHC of $4,000,000, $4,400,000, and $1,500,000, respectively. In 1997, 1996, and
     1995, FNB paid dividends to HHC of $1,500,000, $1,000,000, and
     $750,000, respectively. During fiscal year 1997, HBT obtained regulatory approval to pay dividends to HHC in excess of regulators' limitations. At December 31, 1997, HBT could have paid additional dividends to HHC of $103,500 based on the revised level of authorized dividends. Retained earnings of HBT and FNB available for payment of cash dividends to HHC under the applicable regulations totaled approximately $4,233,000 at December 31, 1997.

                               F-18

     Dividends received by HHC from HBT and FNB are available for use to service debt obligations, pay other expenses, and distribute as dividends to stockholders of HHC.


11.  REGULATORY REQUIREMENTS

     The Federal Reserve Board requires member banks to maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 1997, the Company's aggregate reserve requirement averaged approximately $8,290,000.

     The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios of Tier 1 and total capital to risk-weighted assets and of Tier 1 capital to quarterly average total assets. Management believes that as of December 31, 1997, the Company meets all capital adequacy requirements to which it is subject. A summary of Tier 1 and total capital (actual, required, and to be well capitalized) and the Tier 1 leverage ratio of the Company and its significant subsidiaries as of December 31, 1997 and 1996 is as follows (dollars in thousands):

                               F-19

                                                                     Required for
                                                                       Capital
                                                                       Adequacy              Required to Be
                                               Actual                  Purposes             Well Capitalized
                                        --------------------   ----------------------   ----------------------
                                          Amount      Ratio      Amount       Ratio       Amount       Ratio
                                        ==========  ========   ==========  ==========   ==========   =========
     December 31, 1997:
       Tier 1 capital:
            HHC                          $45,457     12.02%      $15,122       4.00%       $22,683       6.00%
            HBT                           24,740     11.00         8,989       4.00         13,484       6.00
            FNB                           15,595     10.49         5,943       4.00          8,914       6.00
        Total capital:
            HHC                           50,211     13.28        30,244       8.00         37,806      10.00
            HBT                           28,050     12.48        17,979       8.00         22,474      10.00
            FNB                           17,570     11.83        11,886       8.00         14,857      10.00
       Tier 1 leverage:
            HHC                           45,457      9.55        14,286       3.00         23,810       5.00
            HBT                           24,740      8.97         8,274       3.00         13,790       5.00
            FNB                           15,595      8.06         5,805       3.00          9,674       5.00

     December 31, 1996:
       Tier 1 capital:
            HHC                          $41,307     12.34%      $13,385       4.00%       $20,077       6.00%
            HBT                           24,454     12.13         8,063       4.00         12,095       6.00
            FNB                           14,760     11.68         5,055       4.00          7,583       6.00
       Total capital:
            HHC                           45,522     13.60        26,770       8.00         33,463      10.00
            HBT                           26,996     13.39        16,126       8.00         20,158      10.00
            FNB                           16,351     12.94        10,110       8.00         12,638      10.00
       Tier 1 leverage:
            HHC                           41,307      9.55        12,979       3.00         21,631       5.00
            HBT                           24,454      9.30         7,890       3.00         13,150       5.00
            FNB                           14,760      8.45         5,243       3.00          8,739       5.00


12.  RELATED-PARTY TRANSACTIONS

     In the normal course of business, HHC and its subsidiary banks have granted loans to the Company's executive officers and directors. Loans to executive officers and directors and their related interests are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of origination for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. Outstanding loans to executive officers and directors, as well as entities in which the executive officers and directors have a financial interest, were $9,635,000 and $8,495,000 at December 31, 1997 and 1996, respectively.

     The following table summarizes the change in these loans for the year ended December 31, 1997 (in thousands):

              Balance at beginning of year                     $8,495
              New loans                                         4,313
              Repayments                                       (3,173)
                                                             --------
              Balance at end of year                           $9,635
                                                             ========
                               F-20
13.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
     CONCENTRATIONS OF CREDIT

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1997 and 1996 were $92,847,000 and $73,870,000, respectively. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; residential real estate; and income-producing commercial properties.

                               F-21
     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable; inventory; property, plant, and equipment; residential real estate; and income-producing commercial properties for those commitments for which collateral is deemed necessary. The Company had $2,223,000 and $1,059,000 in standby letters of credit outstanding at December 31, 1997 and 1996, respectively.


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


15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 (in thousands):

                                                         1997                          1996
                                            --------------------------   ---------------------------
                                              Carrying         Fair         Carrying         Fair
                                               Amount         Value          Amount         Value
                                            ============  ============   =============   ===========

     Financial assets:
       Cash and cash equivalents             $  38,515      $  38,515      $  33,797      $  33,797
       Investment securities                   119,431        119,431        120,166        120,166
       Loans                                   310,159        308,692        271,470        270,761
       Accrued interest receivable               3,988          3,988          3,865          3,865

     Financial liabilities:
       Deposits                                409,785        410,259        393,940        393,705
       Securities sold under agreements to
         repurchase                             19,339         19,339          3,327          3,327
       Federal funds purchased                       0              0          2,600          2,600
       FHLB advances                             8,231          8,231            306            305
       Accrued interest payable                  2,782          2,782          2,381          2,381

                                   F-22
     The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

          - Cash and cash equivalents are valued at their carrying amounts reported in the consolidated balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity of these instruments.

          - Investment securities are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          - Loans are valued on the basis of estimated cash flows, discounted using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest receivable approximates its fair value.

          - Deposits with no defined maturity, such as demand deposits, savings accounts, NOW, and money market accounts, have a fair value equal to the amount payable on demand which is
              equal to their respective carrying amounts.   Fair values
              of certificates of deposit are estimated using a discounted cash flow calculation using the rates currently offered for deposits of similar remaining maturities. The intangible value of long-term relationships with depositors is not taken into account in estimating the fair value disclosed. The carrying amount of accrued interest payable approximates its fair value.

          - Securities sold under agreements to repurchase and federal funds purchased are valued at their carrying amounts reported in the consolidated balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity of these instruments.

          - The fair value of the FHLB advances is estimated using a discounted cash flow calculation using the Company's current incremental borrowing rates for similar types of instruments.

          - Off-balance sheet instruments include commitments to extend credit and standby letters of credit. The fair value of such instruments is based on fees currently charged for similar arrangements in the marketplace, adjusted for changes in terms and credit risk as appropriate. The carrying values of these unamortized fees and hence the fair values of the related commitments were not significant as of December 31, 1997 and 1996.


                               F-23
16.  HARDWICK HOLDING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                 Hardwick Holding Company (Parent Company Only)
                   Balance Sheets--December 31, 1997 and 1996
                              (Dollars in Thousands)

                                     Assets


                                                       1997          1996
                                                   -----------   -----------
     Cash on deposit in subsidiary bank               $   636       $ 1,392
     Loans, net                                         4,135             0
     Premises and equipment, net                          144           321
     Investment in banking subsidiaries                45,989        45,421
     Other assets                                         484           431
                                                     --------      --------
               Total assets                           $51,388       $47,565
                                                     ========      ========


                      Liabilities and Stockholders' Equity

                                                       1997          1996
                                                   -----------   -----------

     Accounts payable and accrued liabilities       $    785       $     588
     Stockholders' equity:                         ---------       ---------
       Common stock, $.50 par value; 10,000,000
         shares authorized, 4,161,141 and
         4,125,141 shares issued, 4,021,496 and
         3,999,299 shares outstanding at December
         31, 1997 and 1996, respectively               2,081           2,063
       Additional paid-in capital                     20,935          20,233
       Retained earnings                              30,381          26,845
       Unrealized gain on bank securities
         available for sale, net of taxes
                                                         590             324

       Treasury stock, at cost, 139,645 and
         125,912 shares at December 31, 1997
         and 1996, respectively                       (2,564)         (2,289)
       Deferred compensation                            (820)           (199)
                                                   ---------       ---------
           Total stockholders' equity                 50,603          46,977
           Total liabilities and
             stockholders' equity                    $51,388         $47,565
                                                   =========       =========

                                F-24
                 Hardwick Holding Company (Parent Company Only)
                             Statements of Income
             For the Years Ended December 31, 1997, 1996, and 1995
                               (In Thousands)

                                                     1997         1996         1995
                                                  ==========   ==========   ==========
     Operating income:
       Interest on deposits in subsidiary bank       $   17       $   11       $   12
       Interest on loans                                207            0            0
       Dividends from banking subsidiaries            5,500        5,400        2,250
       Consulting fees from subsidiaries                641          591          586
                                                    -------      -------       ------
            Total operating income                    6,365        6,002        2,848
                                                    -------      -------       ------
     Operating expense:
       Interest expense                                  55           27           48
       Net occupancy expense                            126           87           84
       Other operating expense                        1,641        1,238        1,496
                                                    -------      -------      -------
            Total operating expense                   1,822        1,352        1,628
                                                    -------      -------      -------
       Income before income tax benefit
         and equity in undistributed
         earnings of subsidiaries                     4,543        4,650        1,220
       Income tax benefit                               282           91          301
                                                    -------      -------      -------
       Income before equity in undistributed
         earnings of subsidiaries                     4,825        4,741        1,521

       Equity in undistributed earnings of
         subsidiaries (distributions in
         excess of earnings)                            401       (1,171)       1,702
                                                    -------      -------      -------
       Net income                                    $5,226       $3,570       $3,223
                                                    =======      =======      =======

                              F-25

                   Hardwick Holding Company (Parent Company Only)
                              Statements of Cash Flows
                For the Years Ended December 31, 1997, 1996, and 1995
                                  (In Thousands)

                                                     1997         1996         1995
                                                  ==========   ==========   ==========
     Cash flows from operating activities:
       Net income                                    $5,226       $3,570       $3,223
       Adjustments to reconcile net income to
         net cash provided by operating
         activities:
           (Equity in undistributed earnings)
              distributions in excess of
              earnings of subsidiaries                 (401)       1,171       (1,702)
           Provision for depreciation and
              amortization                              170          159          134
           Amortization of deferred compensation         99           24           21
           Loss (gain) on disposal of premises
             and equipment                              184          (85)           9
           (Increase) decrease  in other assets         (53)          10         (138)
           (Decrease) increase in accounts
             payable and accrued liabilities           (287)         (20)         159
                                                    -------      -------      -------
             Net cash provided by operating
               activities                             4,938        4,829        1,706
                                                    -------      -------      -------
     Cash flows from investing activity:
       Net cash flows from loans originated
         and principal collected on loans            (4,135)           0            0
       Purchases of premises and equipment             (107)        (199)         (32)
       Proceeds from disposal of premises and
         equipment                                       29            0            0
                                                    -------      -------      -------
       Net cash used in investing activities         (4,213)        (199)         (32)
                                                    -------      -------      -------
     Cash flows from financing activities:
       Payments on note payable                           0         (250)        (500)
       Cash dividends on common stock                (1,206)      (1,768)        (898)
       Purchase of treasury stock                      (275)      (1,341)        (251)
       Proceeds from sale of treasury stock               0            0           75
             Net cash used in financing             -------      -------      -------
               activities                            (1,481)      (3,359)      (1,574)
                                                    -------      -------      -------
             Net (decrease) increase in cash           (756)       1,271          100
     Cash, beginning of year                          1,392          121           21
                                                    -------      -------      -------
     Cash, end of year                               $  636       $1,392       $  121
                                                    =======      =======      =======
     Supplemental disclosures of cash flow
       information:
         Cash paid during the year for interest      $   55       $   27       $   48
                                                    =======      =======      =======

         Income taxes received from subsidiaries     $3,011       $1,020       $1,080
         Income taxes paid by parent company         (3,011)      (1,020)      (1,080)
                                                    =======      =======      =======
         Net income taxes received by parent
           company                                   $    0       $    0       $    0
                                                    =======      =======      =======
         Dividends declared but not paid             $  484       $  241       $    0
                                                    =======      =======      =======

                               F-26

                         SIGNATURES


     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dalton, State of Georgia, on the 25th day of March 1998.


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities set forth and on the 25th day of March, 1998.


    Signature                          Title


    /s/ Kenneth E. Boring              Chairman and Chief Executive
   Kenneth E. Boring                   Officer; Director (Principal
                                       Executive Officer)


    /s/ James M. Boring, Jr.           President; Director
    James M. Boring, Jr.


    /s/ Thomas H. Bond                 Director
    Thomas H. Bond

    /s/ Wayne R. Broaddus
    Wayne R. Broaddus                  Director


    /s/Robert M. Chandler              Director
    Robert M. Chandler


    /s/Richard R. Cheatham             Director
    Richard R. Cheatham


    /s/Leon M. Ham III                 Director
    Leon M. Ham III

    /s/David J. Lance                  Director
    David J. Lance


    /s/Norman McCoy                    Director
    Norman McCoy


    /s/Marshall R. Mauldin             Director
    Marshall R. Mauldin


    /s/Michael Robinson                Executive Vice President, Secretary
    Michael Robinson                     and Treasurer
                                       (Principal Financial and
                                       Accounting Officer);
                                       Director

                     EXHIBIT INDEX



     21   List of subsidiaries of Registrant

     27   Financial Data Schedule (for SEC use only)

     99   Proxy Information