Form 10-Q
period 1998-03-31
HARDWICK HOLDING CO
filed 1998-05-15
CIK 787465

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


           Quarterly Report Under Section 13 or 15 (d) of The Securities Exchange Act of 1934



For Quarter Ended MARCH 31, 1998    Commission File Number 33-43386
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

           Number of shares of common stock outstanding
                         at May 11, 1998
                         4,036,496 Shares
                         ----------------

            HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                              INDEX

                                                                   PAGE NO.

PART I-   FINANCIAL INFORMATION

          Consolidated Statements of Financial
          Position at March 31, 1998 and
          December 31, 1997                                          3

          Consolidated Statements of Income
          for the Three Months Ended March 31,
          1998 and 1997                                              4


          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31,
          1998 and 1997                                              5-6

          Notes to Unaudited Consolidated Financial
          Statements                                                 7-9

          Management's Discussion and Analysis of
          Financial Position and Results of Operations               10-15

PART II-  OTHER INFORMATION                                          16

SIGNATURES                                                           17

                             HARDWICK HOLDING COMPANY
                                 AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     (Dollars in thousands, except share amounts)

                                                                           March 31,          December 31,
                                                                             1998                 1997
                                     ASSETS                                  ----                 ----
                                                                          (unaudited)
                                                                          -----------
Cash and due from banks                                                   $    23,516       $     25,533
Federal funds sold                                                             25,064             12,982
                                                                           ----------         ----------
     Total cash and cash equivalents                                           48,580             38,515
Investment securities, available-for-sale                                     121,387            119,431
Loans, net                                                                    301,323            310,159
Premises and equipment, net                                                    13,823             14,079
Assets under capital lease, net                                                   369                418
Accrued interest receivable                                                     4,092              3,988
Excess of cost over fair value of
  subsidiaries acquired, net of amortization                                    4,412              4,556
Other assets                                                                    1,956              1,746
                                                                           ----------         ----------
     Total assets                                                         $   495,942       $    492,892
                                                                           ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits-
  Noninterest-bearing                                                     $    85,310       $     86,904
  Interest-bearing                                                            341,626            322,881
                                                                           ----------         ----------
     Total deposits                                                           426,936            409,785
Securities sold under agreements to repurchase                                  3,694             19,339
Other borrowed funds                                                            8,213              8,231
Capital lease obligation                                                          421                472
Other liabilities                                                               5,074              4,462
                                                                           ----------         ----------
    Total liabilities                                                         444,338            442,289
                                                                           ----------         ----------
Commitments and contingencies (Notes 2 and 4)
Stockholders' equity-
   Common stock, $.50 par value, 10,000,000 shares authorized,
       4,176,141 and 4,161,141 shares issued; 4,036,496 and
       4,021,496 shares outstanding at March 31,1998 and
       December 31, 1997, respectively                                          2,088              2,081
   Additional paid-in capital                                                  21,228             20,935
   Retained earnings                                                           31,186             30,381
   Other comprehensive income-Unrealized gains on investment
       securities available-for-sale, net of tax (Note 3)                         750                590
   Less treasury stock, at cost, 139,645 at March 31, 1998 and
       December 31, 1997, respectively                                         (2,564)            (2,564)
   Less deferred compensation from restricted stock plan                       (1,084)              (820)
                                                                           ----------         ----------
     Total stockholders' equity                                                51,604             50,603
                                                                           ----------         ----------
     Total liabilities and stockholders' equity                           $   495,942        $   492,892
                                                                           ==========         ==========
                (See notes to consolidated financial statements.)

                          HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                       (Dollars in thousands, except per share amounts)

                                                                                For the Three Months Ended
                                                                              ------------------------------
                                                                               March 31,          March 31,
INTEREST INCOME:                                                                  1998              1997
                                                                              ------------------------------
  Interest and fees on loans                                                   $    7,291        $    6,472
  Interest on investment securities-
    Taxable                                                                         1,479             1,306
    Nontaxable                                                                        278               304
  Interest on fed funds sold and bank deposits                                        140               158
                                                                                ---------         ---------
            Total interest income                                                   9,188             8,240
                                                                                ---------         ---------

INTEREST EXPENSE:
  Interest on deposits                                                              3,754             3,314
  Interest on securities sold under agreements to repurchase                           56                56
  Interest on other borrowed funds                                                    112                 1
  Interest on note payable and capital lease obligations                                9                11
                                                                                ---------         ---------
            Total interest expense                                                  3,931             3,382
                                                                                ---------         ---------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
   LOAN LOSSES                                                                      5,257             4,858
PROVISION FOR LOAN LOSSES                                                             150               500
                                                                                ---------         ---------
NET INTEREST INCOME                                                                 5,107             4,358
                                                                                ---------         ---------
NONINTEREST INCOME:
  Service charges on deposit accounts                                                 648               650
  Securities gains, net                                                                 8                29
  Other noninterest income                                                            673             2,739
                                                                                ---------         ---------
            Total noninterest income                                                1,329             3,418
                                                                                ---------         ---------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                                    2,215             2,165
  Net occupancy expense                                                               790               798
  Other noninterest expense                                                         1,537             1,624
                                                                                ---------         ---------
            Total noninterest expense                                               4,542             4,587
                                                                                ---------         ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                                            1,894             3,189
PROVISION FOR  INCOME TAXES                                                           614               921
                                                                                ---------         ---------
NET INCOME                                                                     $    1,280        $    2,268
                                                                                =========         =========

BASIC NET INCOME PER SHARE                                                     $     0.32        $     0.57
                                                                                =========         =========
DILUTIVE NET INCOME PER SHARE                                                  $     0.32        $     0.56
                                                                                =========         =========

                 (See notes to consolidated financial statements.)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                    For the Three
                                                                                     Months Ended
                                                                                       March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                              1998       1997
                                                                                -------------------
   Net income                                                               $    1,280    $   2,268
   Adjustments to reconcile net income to net cash
         provided by operating activities
    Provision for loan losses                                                      150          500
    Provision for depreciation and amortization                                    601          671
    Loss on disposition of premises and equipment                                    0          188
    Premium amortization (discount accretion) of investment securities              33          (23)
    Deferred income tax (benefit) provision                                        (45)         213
    Securities gains, net                                                           (8)         (29)
    (Increase) decrease in accrued interest receivable                            (104)          87
    Decrease (increase) in other assets                                            234         (543)
    Increase in other liabilities                                                  614          490
                                                                             ---------     --------
           Net cash provided by operating activities                             2,755        3,822
                                                                             ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities available-for-sale          7,179        4,706
   Proceeds from sales of investment securities available-for-sale               3,875       11,711
   Purchases of investment securities available-for-sale                       (13,277)     (15,113)
   Net cash flows from loans originated and principal collected on loans         8,686       (4,934)
   Proceeds from disposal of premises and equipment                                  0           14
   Purchases of premises and equipment                                            (114)        (226)
                                                                             ---------     --------
           Net cash provided by (used in) investing activities                   6,349       (3,842)
                                                                             ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits, NOW accounts, and
       savings accounts                                                          2,821       (1,584)
   Net cash flows from sales and maturities of certificates of deposit          14,330       11,291
   Net decrease in fed funds purchased and securities sold
       under agreement to repurchase                                           (15,645)      (2,632)
   Decrease in other borrowed funds                                                (18)         (18)
   Proceeds from note payable to bank                                                0          900
   Payments on note payable to bank and capital lease obligations                  (51)         (51)
   Purchase of treasury stock, at cost                                               0         (184)
   Payments of cash dividends                                                     (476)        (241)
                                                                             ---------     --------
       Net cash provided by financing activities                            $      961    $   7,481
                                                                             ---------     --------

                             HARDWICK HOLDING COMPANY
                                 & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                  (Unaudited)
                                 (In Thousands)

                                                                                For the Three Months
                                                                                        Ended
                                                                                      March 31,
                                                                             --------------------------
                                                                                1998             1997
                                                                             --------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     $    10,065    $    7,461
CASH AND CASH EQUIVALENTS, beginning of period                                     38,515        33,797
                                                                                ---------     ---------
CASH AND CASH EQUIVALENTS, end of period                                      $    48,580        41,258
                                                                                =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for Interest                                   $     3,641    $    3,054
                                                                                =========      ========
   Cash paid during the period for income taxes                               $         0    $      578
                                                                                =========      ========
Non-cash transactions during the period ended:
   Increase in deferred compensation from issue of restricted stock           $       300    $      720
                                                                                =========      ========






        (See notes to consolidated financial statements.)

                HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                -----------------------------------------

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          -----------------------------------------------------


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.


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

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at March 31, 1998, were approximately $98,338,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBT and FNBNWG, upon extension of credit is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $2,104,000 outstanding at March 31, 1998.


(3)  RECENT ACCOUNTING PRONOUNCEMENTS

The Registrant adopted SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective as of January 1, 1998. Comprehensive income for the Registrant includes net income and the unrealized gains (losses) on investment securities available-for-sale. Comprehensive net income for the three-month period ended March 31, 1998 was $1,440,000 consisting of net income of $1,280,000 and the $160,000 change in the unrealized gains(losses) on investment securities available-for-sale. The cumulative unrealized gains and losses are approximately $750,000 net of tax of approximately $386,000. The Registrant has only one segment of business. The adoption by the Company did not have a significant effect on the Company's financial condition or results of operations.

(4)  CONTINGENCIES

The Company is involved in litigation and other legal proceedings arising in the course of its normal business activities.
Although the ultimate outcome of these matters cannot be determined at this time, it is the opinion of management that none of these matters, when resolved, will have a significant effect on the Company's financial condition or results of operations.


(5)  EARNINGS PER SHARE

Earnings per share is calculated on the basis of basic and dilutive weighted average number of shares outstanding, which was 3,970,496 and 4,044,568, and 3,982,733 and 4,044,547 for the
three month period ended March 31, 1998 and 1997, respectively.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                POSITION AND RESULTS OF OPERATIONS


FINANCIAL POSITION
------------------

Total assets increased by approximately $3,050,000 from approximately $492,892,000 at December 31, 1997, to approximately $495,942,000 at March 31, 1998. The principal fluctuations were
in  federal funds sold and net loans.   Loans decreased by
approximately $8,836,000 from approximately $310,159,000 at December 31, 1997 to approximately $301,323,000 at March 31, 1998, an decrease of 2.9%. The decrease was offset by an increase in federal funds sold of approximately $12,082,000 or 93.1% from approximately $12,982,000 at December 31, 1997, to approximately $25,064,000 at March 31, 1998. Investment securities available-for-sale increased approximately $1,956,000 or 1.6% to approximately $121,387,000 at March 31, 1998, from approximately $119,431,000 at December 31, 1997. Cash and due from banks also decreased by approximately $2,017,000 or 7.9% from approximately $25,533,000 at December 31, 1997 to approximately $23,516,000 at
March 31, 1998. HHC's cash and cash equivalents reflected a net increase of approximately $10,065,000 or 26.1% for the three month period ended March 31, 1998.

Savings and other interest-bearing deposit accounts increased approximately $18,745,000 or 5.8% during the three-months ended March 31, 1998, to approximately $341,626,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Average rates paid on deposits for the current period were approximately 4.54% compared with approximately 4.35% for the same period in the preceding year.

At March 31, 1998, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.4%. At March 31, 1998, 61% of HHC's loans were in real estate loans (including mortgage and construction loans), 18% in commercial loans (including agricultural loans), 10% in consumer loans (including credit cards) and other loans were 11%. HHC's loan to deposit ratio was 71% at March 31, 1998, and 50% of all deposits were invested in time certificates of deposit.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines to draw from. At March 31, 1998 approximately $8,213,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the nine-months ended March 31, 1998:

Balance, December 31, 1997                                 $   50,603,000
Net income                                                      1,280,000
Change in unrealized gains (losses) on securities
   available-for-sale, net of tax                                 160,000
Amortization of deferred compensation-restricted
   stock plan                                                      37,000
Dividends declared                                               (476,000)
                                                             ------------
Balance, March 31, 1998                                     $  51,604,000
                                                             ============


RESULTS OF OPERATIONS
---------------------

For the three-months ended March 31, 1998 and 1997:


NET INTEREST INCOME

Net interest income after provision for loan losses for the three-month period ended March 31, 1998 was approximately $5,107,000 which was approximately $749,000 or 17.2% greater than the $4,358,000 for the same period the year before. The net interest income for the current period contained loan loss provisions of approximately $150,000 compared with $500,000 for the previous year. Total interest income increased by approximately $948,000 or 11.5% while total interest expense increased approximately $549,000 or 16.2% for the three month period ended March 31, 1998, as compared to the comparable three-months ended in the previous year.

Yields on interest-bearing assets averaged 8.4% for the current period compared to 8.3% for the same period the year before. Total average interest-bearing assets increased by approximately $40,565,000 or 10.2% for the current period when compared with the three-months ended March 31, 1997. Average loans for the three-months ended March 31, 1998, increased approximately $34,926,000 or 12.8% more than the average loans for the three-months ended March 31, 1997. The average yield on loans for the three-months ended March 31, 1998, was 9.5%, relatively unchanged from the three-months ended March 31, 1997.

There were no nonaccrual loans at March 31, 1998 and accruing loans contractually past due ninety days or more were approximately $50,000 at March 31, 1998. This compares to approximately $323,000 in nonaccrual and approximately $504,000 in loans past due ninety days or more and still accruing at December 31, 1997.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $4,000 during the three month period ended March 31, 1998. Nonaccrual loan interest collected and reported in the three month period ended March 31, 1998, was approximately $4,000.


Rates paid on interest-bearing liabilities averaged 4.6% for the three-months ended March 31, 1998, compared with 4.4% for the three-months ended March 31, 1997. Rates paid in the current three month period on average have increased approximately 10 basis points from rates paid on average for the year ended December 31, 1997. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to decrease slightly during the remainder of the year.


NONINTEREST INCOME

Total other noninterest income decreased approximately $2,089,000 for the three-months ended March 31, 1998, as compared with the three-months ended March 31, 1997. The decrease is primarily due to a decrease in other noninterest income of approximately $2,125,000 from a settlement with a vendor for the three-months ended March 31, 1997, a decrease in net gains on sales of investment securities available-for-sale of approximately $21,000, and a decrease service charges on deposit accounts of approximately $2,000 while being partially offset by increases in various other income accounts of approximately $59,000 when compared with the three-months ended March 31, 1997.


NONINTEREST EXPENSES

Total noninterest expenses decreased by approximately $45,000, or 0.98% for the three-months ended March 31, 1998, as compared to the same period ended in the preceding year. The decrease is due principally to decreases of approximately $8,000 in net occupancy expenses and other expense of approximately $87,000 while being offset by an increase in salary and employee benefits of approximately $50,000 when compared with the three-months ended March 31, 1997.

INCOME TAX PROVISION

The effective tax rates reported for the three-months ended March 31, 1998 and 1997, were 32.4% and 28.9%, respectively. Tax exempt interest income earned on loans and investment securities available-for-sale decreased by approximately $39,000 from March 31, 1997 when compared with March 31, 1998; while, taxable interest income on loans and investment securities available-for-sale increased approximately $948,000 for the same period.


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

For the three-months ended March 31, 1998, cash and cash equivalents increased approximately $10,065,000 or 26.1% from December 31, 1997. Operating, investing and financing activities provided cash and cash equivalents of approximately $2,755,000, $6,349,000 and $961,000 respectively. Net income of approximately $1,280,000, provision for loan losses of approximately $150,000; depreciation and amortization not requiring the use of cash of approximately $601,000, a decrease in other assets of approximately $234,000 and an increase in other liabilities of approximately $614,000 were the principal sources of funds provided from operating activities while being partially offset by an increase in accrued interest receivable of approximately $104,000 and a deferred tax benefit of approximately $45,000.

The cash provided by investing activities was principally due to proceeds from the maturities and calls of investment securities available-for-sale of approximately $7,179,000, sales of investment securities available-for-sale of approximately $3,875,000 and net cash flows from loans originated and principal collected on loans of approximately $8,686,000. Purchases of investment securities available-for-sale of approximately $13,277,000 and purchases of premises and equipment of approximately $114,000 were investing activities using cash.

Funds provided by financing activities was due principally to proceeds from net cash flows from sales and maturities of certificates of deposit of approximately $14,330,000 and a net increase in NOW accounts, demand deposits and savings accounts of
approximately $2,821,000.   The use of cash from financing
activities was due to a decrease in fed funds sold and repurchase agreements of approximately $15,645,000, payment of cash dividends of approximately $476,000, a decrease in other borrowed funds of approximately $18,000 and payments on capital lease obligations of approximately $51,000.


YEAR 2000
---------

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

     There is no assurance that the Registrant's customers and vendors will be ready to process in the year 2000. The inability of the Registrant's significant customers or vendors to process in the year 2000 could have a material effect on the financial condition and results of operations of the Registrant for the year 2000 and years thereafter.


MARKET RISK MANAGEMENT
----------------------

     There has been no material changes in market risk for the Registrant for the quarter ended March 31, 1998 when compared with December 31, 1997.


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


The following tables represent HHC's regulatory capital position at March 31, 1998:


Risk Based Capital Ratios:                            Amount                Ratio
                                                   -------------         -----------
Tier 1 Capital                                       $    46,442              12.15%
Tier 1 Capital minimum requirement                   $    15,288               4.00%
                                                      ----------           --------
Excess                                               $    31,154               8.15%
                                                      ----------           --------

Total Capital                                        $    51,249              13.41%
Total Capital minimum requirement                    $    30,576               8.00%
Excess                                               $    20,673               5.41%
                                                      ==========           ========
Risk adjusted assets net of goodwill
  and excess loan loss allowance                     $   382,204

Leverage Ratio:
Tier 1 Capital to adjusted total assets              $    46,442               9.61%
 ("Leverage Ratio")
Minimum leverage requirement                         $    14,503               3.00%
                                                      ----------           --------
Excess                                               $    31,939               6.61%
                                                      ==========           ========

Average total assets, net of goodwill (1)            $   483,445



(1) Average total assets, net of goodwill for the three-months ended March 31, 1998.

HHC is a legal entity separate and distinct from the Banks. Most of the revenues of HHC result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by HHC to its shareholders. HHC paid cash dividends of $486,000 or $.12 per share in the first quarter of 1998, that had been declared at December 31, 1997. HHC declared $484,000 or $.12 per share of common stock at March 31, 1998 which was paid on April 19, 1998.

HARDWICK HOLDING COMPANY AND SUBSIDIARIES

                     PART II


ITEM 1.   LEGAL PROCEEDINGS

HHC is not aware of any material pending legal proceedings to which HHC or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 2.   CHANGES IN SECURITIES    -None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES    -None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-
          None

ITEM 5.   OTHER INFORMATION   -None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibit 27.1-Financial Data Schedule for three month period ended March 31, 1998*
          (b) Exhibit 27.2-Restated Financial Data Schedule for quarters ended March 31, 1997, June 30, 1997 and September 30, 1997*
          (c) Exhibit 27.3-Restated Financial Data Schedule for year ended December 31, 1996*
          (d)  Form 8-K -None.

----------

*    For SEC use only.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


CORPORATION                     HARDWICK HOLDING COMPANY
-----------                     ------------------------



Date:  May 11, 1998             By:/s/ Michael Robinson
-------------------             ---------------------------------
                                   Michael Robinson
                                   Executive Vice President,
                                   Chief Financial Officer
                                   (Principal Financial Officer
                                   and Duly Authorized Officer)