Form 10-Q
period 1998-06-30
HARDWICK HOLDING CO
filed 1998-08-14
CIK 787465

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q


           Quarterly Report Under Section 13 or 15 (d) of The Securities Exchange Act of 1934



For Quarter Ended JUNE 30, 1998    Commission File Number 33- 43386

                     HARDWICK HOLDING COMPANY
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            GEORGIA                            58-1408388
-------------------------------           ----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification Number)

One Hardwick Square, P. O. Box 1367, Dalton, GA.       30722-1367
------------------------------------------------       ---------
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

                            Yes /X/  No / /

           Number of shares of common stock outstanding
                         at August 12, 1998
                         4,036,496 Shares
                         ----------------
            HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                              INDEX

                                                       Page No.

PART I-   FINANCIAL INFORMATION

          Consolidated Statements of Financial
          Position at June 30, 1998 and
          December 31, 1997                                 3

          Consolidated Statements of Income
          for the Three Months Ended June  30,
          1998 and 1997                                     4

          Consolidated Statements of Income
          for the Six Months Ended June 30,
          1998 and 1997                                     5

          Consolidated Statements of Cash Flows
          for the Six Months Ended June 30,
          1998 and 1997                                     6-7

          Notes to Unaudited Consolidated Financial
          Statements                                        8-10

          Management's Discussion and Analysis of
          Financial Position and Results of Operations      11-18

PART II-  OTHER INFORMATION                                 19

SIGNATURES                                                  20

                            HARDWICK HOLDING COMPANY
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (Dollars in thousands, except share amounts)

                                                                                         June 30,         December 31,
                                    Assets                                                1998                1997
                                                                                      ----------         -------------
                                                                                      (unaudited)
Cash and due from banks                                                               $   26,467         $   25,533
Federal funds sold                                                                        18,470             12,982
                                                                                      ----------         ----------
    Total cash and cash equivalents                                                       44,937             38,515
Investment securities, available-for-sale                                                132,839            119,431
Loans, net                                                                               301,021            310,159
Premises and equipment, net                                                               14,211             14,079
Assets under capital lease, net                                                              320                418
Accrued interest receivable                                                                4,571              3,988
Excess of cost over fair value of
 subsidiaries acquired, net of amortization                                                4,267              4,556
Other assets                                                                                                  1,746
                                                                                      ----------         ----------
     Total assets                                                                     $  504,205         $  492,892
                                                                                      ==========         ==========
                     Liabilities and Stockholders' Equity

Deposits-
 Noninterest-bearing                                                                  $   93,489         $   86,904
 Interest-bearing                                                                        340,666            322,881
     Total deposits                                                                      434,155            409,785

Securities sold under agreements to repurchase                                             4,540             19,339
Other borrowed funds                                                                       8,194              8,231
Capital lease obligation                                                                     369                472
Other liabilities                                                                          4,679              4,462
                                                                                      ----------         ----------
     Total liabilities                                                                   451,937            442,289
                                                                                      ----------         ----------
Commitments and contingencies (Notes 2 and 4)
Stockholders' equity-
  Common stock, $.50 par value, 10,000,000 shares authorized,
     4,176,141 and 4,161,141 shares issued; 4,036,496 and 4,021,496 shares
     outstanding at June 30,1998 and December 31,1997, respectively                        2,088              2,081
  Additional paid-in capital                                                              21,228             20,935
  Retained earnings                                                                       31,825             30,381
  Other comprehensive income-Unrealized gains on investment securities available-for-sale, net of tax (Note 3)
  Less treasury stock, at cost, 139,645 at June 30, 1998 and December 31,
    1997, respectively
  Less deferred compensation from restricted stock plan                                   (1,044)              (820)
                                                                                      ----------         ----------
     Total stockholders' equity                                                           52,268             50,603
                                                                                      ----------         ----------
     Total liabilities and stockholders' equity                                       $  504,205         $  492,892
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

                               HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                       (Dollars in thousands, except per share amounts)

                                                                         For the Three Months Ended
                                                                         --------------------------
                                                                          June 30,         June 30,
                                                                            1998             1997
                                                                         --------------------------
INTEREST INCOME:
  Interest and fees on loans                                             $  7,209        $  6,706
  Interest on investment securities-
    Taxable                                                                 1,618           1,514
    Nontaxable                                                                293             295
  Interest on fed funds sold and bank deposits                                201             152
                                                                         --------        --------
         Total interest income                                              9,321           8,667
                                                                         --------        --------

INTEREST EXPENSE:
  Interest on deposits                                                      3,829           3,496
  Interest on securities sold under agreements to repurchase                   43              49
  Interest on other borrowed funds                                            113              11
  Interest on note payable and capital lease obligations                        9              29
                                                                         --------        --------
          Total interest expense                                            3,994           3,585
                                                                         --------        --------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOAN LOSSES                                                               5,327           5,082
PROVISION FOR LOAN LOSSES                                                     150            (125)
                                                                         --------        --------
NET INTEREST INCOME                                                         5,177           5,207
                                                                         --------        --------
NONINTEREST INCOME:
  Service charges on deposit accounts                                         646             676
  Securities gains, net                                                        10              (9)
  Other noninterest income                                                    472             435
                                                                         --------        --------
          Total noninterest income                                          1,128           1,102
                                                                         --------        --------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                            2,218           2,146
  Net occupancy expense                                                       829             811
  Other noninterest expense                                                 1,553           1,524
                                                                         --------        --------
          Total noninterest expense                                         4,600           4,481
                                                                         --------        --------
INCOME BEFORE PROVISION FOR INCOME TAXES                                    1,705           1,828

PROVISION FOR INCOME TAXES                                                    549             618
                                                                         --------        --------
NET INCOME                                                               $  1,156        $  1,210
                                                                         ========        ========

BASIC NET INCOME PER SHARE                                               $   0.29        $   0.31
                                                                         ========        ========
DILUTIVE NET INCOME PER SHARE                                            $   0.29        $   0.30
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

                               HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)
                             (In thousands, except per share amounts)

                                                                             For the Six Months
                                                                                    Ended
                                                                           June 30,       June 30,
                                                                             1998           1997
                                                                         --------------------------
INTEREST INCOME:
  Interest and fees on loans                                             $   14,500      $   13,178
  Interest on investment securities-
    Taxable                                                                   3,097           2,820
    Nontaxable                                                                  571             599
    Interest on fed funds sold and deposits in banks                            341             310
                                                                         ----------      ----------
         Total interest income                                               18,509          16,907

INTEREST EXPENSE:
  Interest on deposits                                                        7,583           6,810
  Interest on securities sold under agreements to repurchase                     99             105
  Interest on other borrowed funds                                              225              12
  Interest on note payable and capital lease obligations                         18              40
                                                                         ----------      ----------
          Total interest expense                                              7,925           6,967

NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOAN LOSSES                                                                10,584           9,940
PROVISION FOR LOAN LOSSES                                                       300             375
                                                                         ----------      ----------
NET INTEREST INCOME                                                          10,284           9,565
                                                                         ----------      ----------
NONINTEREST INCOME:
  Service charges on deposit accounts                                         1,294           1,326
  Securities gains, net                                                          18              20
  Other noninterest income                                                    1,145           3,174
                                                                         ----------      ----------
          Total noninterest income                                            2,457           4,520

NONINTEREST EXPENSE:
  Salaries and employee benefits                                              4,433           4,311
  Net occupancy expense                                                       1,619           1,609
  Other noninterest expense                                                   3,090           3,148
                                                                         ----------      ----------
           Total noninterest expense                                          9,142           9,068
                                                                         ----------      ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                      3,599           5,017
PROVISION FOR INCOME TAXES                                                    1,163           1,539
                                                                         ----------      ----------
NET INCOME                                                               $    2,436      $    3,478
                                                                         ==========      ==========
BASIC NET INCOME PER SHARE                                               $     0.61      $      0.88
                                                                         ==========      ===========
DILUTIVE NET INCOME PER SHARE                                            $     0.60      $      0.86
                                                                          =========       ==========

                            (See notes to consolidated financial statements.)

                               HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                             (In thousands)

                                                                                                      For the Six Months
                                                                                                           June 30,
                                                                                                       1998         1997
                                                                                                   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                         $   2,436     $   3,478
Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                                         300           375
       Provision for depreciation and amortization                                                     1,192         1,270
       Loss on disposition of premises and equipment                                                       0           191
       Accretion of investment security discounts                                                        (33)          (52)
       Deferred income tax benefit                                                                       (99)         (179)
       Securities gains, net                                                                             (18)          (20)
       Increase in accrued interest receivable                                                          (583)         (265)
       Decrease (increase) in other assets                                                                90          (406)
       Increase in other liabilities                                                                     274           461
                                                                                                   ---------     ---------
           Net cash provided by operating activities                                                   3,559         4,853
                                                                                                   ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from maturities of investment securities available-for-sale                            6,920         9,688
       Proceeds from sales of investment securities available-for-sale                                 8,115        17,511
       Purchases of investment securities available-for-sale                                         (28,611)      (28,770)
       Net cash flows from loans originated and principal collected on loans                           8,838       (11,557)
       Proceeds from disposal of premises and equipment                                                    0            14
       Purchases of premises and equipment                                                              (860)         (342)
                                                                                                   ---------     ---------
           Net cash used in investing activities                                                      (5,598)      (13,456)
                                                                                                   ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in demand deposits, NOW accounts, and savings accounts                 20,349        (7,627)
       Net cash flows from sales and maturities of certificates of deposit                             4,021        18,008
       Net (decrease) increase in fed funds purchased and securities sold
          under agreement to repurchase                                                              (14,799)          683
       Decrease in other borrowed funds                                                                  (37)          (37)
       Proceeds from note payable to bank                                                                  0           900
       Payments on note payable to bank and capital lease obligations                                   (103)          (98)
       Purchase of treasury stock, at cost                                                                 0          (275)
       Payments of cash dividends                                                                       (970)         (482)
                                                                                                   ---------     ---------
            Net cash provided by financing activities                                              $   8,461     $  11,072
                                                                                                   ---------     ---------

                               HARDWICK HOLDING COMPANY
                                     & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                      (Unaudited)
                                    (In Thousands)

                                                                                                    For the Six Months Ended
                                                                                                            June 30,
                                                                                                   -------------------------
                                                                                                        1998         1997
                                                                                                   -------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               $   6,422     $   2,469
CASH AND CASH EQUIVALENTS, beginning of period                                                        38,515        33,797
                                                                                                   ---------     ---------
CASH AND CASH EQUIVALENTS, end of period                                                           $  44,937     $  36,266
                                                                                                   =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for Interest                                                        $   7,519     $   6,059
                                                                                                   =========     =========
   Cash paid during the period for income taxes                                                    $   1,315     $   1,662
                                                                                                   =========     =========
Noncash transactions during the period ended:

   Increase in deferred compensation from issue of restricted stock                                $     300     $     720
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods.
The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results, which may be expected for the entire year.

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

HBT and FNBNWG grant various types of loans and financial instruments to customers within their respective market areas (primarily Northwest Georgia). Although the Company has a diversified loan portfolio, a significant portion of the

Company's loans originates from customers that are directly or indirectly related to the carpet industry. Notably, approximately 40% of the work force in the Company's market area are employed by companies directly related to the carpet industry. Adverse economic trends in the carpet industry could impair these customers' ability to repay their obligations and result unfavorably on the results of operations of the Company.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at June 30, 1998, were approximately $87,268,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBT and FNBNWG, upon extension of credit is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $2,543,000 outstanding at June 30, 1998.

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

The Registrant adopted SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective as of January 1, 1998. Comprehensive income for the Registrant includes net income and the unrealized gains (losses) on investment securities available-for-sale. Comprehensive net income for the six-month period ended June 30, 1998 was $2,581,000 consisting of net income of $2,436,000 and the $145,000 change in the unrealized gains (losses) on investment securities available-for-sale. Attributing to comprehensive income in net income were net gains realized on the sales of investment securities available-for-sale of approximately $18,000. The cumulative unrealized gains and losses are approximately $735,000 net of tax of approximately $379,000. The Registrant has only one segment of business. The adoption by the Company did not have a significant effect on the Company's financial condition or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

We have not yet quantified the impacts of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

(4)  CONTINGENCIES

The Company is involved in litigation and other legal proceedings arising in the course of its normal business activities.
Although the ultimate outcome of these matters cannot be determined at this time, it is the opinion of management that none of these matters, when resolved will have a significant effect on the Company's financial condition or results of operations.


(5)       EARNINGS PER SHARE

Earnings per share is calculated on the basis of basic and dilutive weighted average number of shares outstanding, which was 3,970,496 and 4,046,534, and 3,977,154 and 4,040,397 for the six-
month period ended June 30, 1998 and 1997, respectively.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION
------------------

Total assets increased by approximately $11,313,000 from approximately $492,892,000 at December 31, 1997, to approximately $504,205,000 at June 30, 1998. The principal fluctuations were in federal funds sold, investment securities available-for-sale and net loans. Federal funds sold increased approximately $5,488,000 from approximately $12,982,000 at December 31, 1997 to approximately $18,470,000 at June 30, 1998, an increase of 42.3%.
 Investment securities available-for-sale increased approximately $13,408,000 from approximately $119,431,000 at December 31, 1997 to approximately $132,839,000 at June 30, 1998, an increase of 11.2%. The increase was offset by a decrease in loans of approximately $9,138,000 from approximately $310,159,000 at December 31, 1997 to approximately $301,021,000 at June 30, 1998, a decrease of 3.0%. Cash and due from banks also increased by approximately $934,000 or 3.7% from approximately $25,533,000 at December 31, 1997 to approximately $26,467,000 at June 30, 1998. HHC's cash and cash equivalents reflected a net increase of approximately $6,422,000 or 16.7% for the six-month period ended June 30, 1998.

Savings and other interest-bearing deposit accounts increased approximately $17,785,000 or 5.5% during the six-months ended June 30, 1998, to approximately $340,666,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Average rates paid on deposits for the current period were approximately 4.54% compared with approximately 4.38% for the same period in the preceding year.

At June 30, 1998, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.4%. At June 30, 1998, 62% of HHC's loans were in real estate loans (including mortgage and construction loans), 19% in commercial loans (including agricultural loans), 10% in consumer loans (including credit cards) and other loans were 9%. HHC's loan to deposit ratio was 69% at June 30, 1998, and 47% of all deposits were invested in time certificates of deposit.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines to draw from. At June 30, 1998 approximately $8,194,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the six-months ended June 30, 1998:

Balance, December 31, 1997                                                    $ 50,603,000
Net income                                                                       2,436,000
Change in unrealized gains (losses) on securities available-for-sale,
   net of tax                                                                      145,000
Amortization of deferred compensation-restricted stock plan                         77,000
Dividends declared                                                                (993,000)
                                                                              ------------
Balance, June 30, 1998                                                        $ 52,268,000
                                                                              ============

RESULTS OF OPERATIONS
---------------------

For the three-months ended June 30, 1998 and 1997:

Net Interest Income
-------------------


Net interest income after provision for loan losses for the three-month period ended June 30, 1998 was approximately $5,327,000 which was approximately $245,000 or 4.8% greater than the $5,082,000 for the same period the year before. The net interest income for the current period contained loan loss provisions of approximately $150,000 compared with a reversal in loan loss provisions of approximately $125,000 for the same period in the previous year. Total interest income increased by approximately $654,000 or 7.6% while total interest expense increased approximately $409,000 or 11.4% for the three month period ended June 30, 1998, as compared to the comparable three-months ended in the previous year.

Yields on interest-bearing assets averaged 8.4%, relatively unchanged from the same period the year before. Total average interest-bearing assets increased by approximately $51,788,000 or 13.0% for the current period when compared with the three-months ended June 30, 1997. Average loans for the three-months ended June 30, 1998, increased approximately $32,823,000 or 12.1% more than the average loans for the three-months ended June 30, 1997. The average yield on loans for the three-months ended June 30, 1998 was 9.5%, relatively unchanged from the three-months ended June 30, 1997.

There were approximately $1,095,000 in  nonaccrual loans at June
30, 1998 and accruing loans contractually past due ninety days or more were approximately $1,075,000 at June 30, 1998. This compares to approximately $323,000 in nonaccrual and approximately $504,000 in loans past due ninety days or more and still accruing at December 31, 1997.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans, which would have been reported on an accrual basis, amounted to approximately $21,000 during the three-month period ended June 30, 1998. Nonaccrual loan interest collected and reported in the three-month period ended June 30, 1998, was approximately $30,000.

Rates paid on interest-bearing liabilities averaged 4.6% for the three-months ended June 30, 1998, compared with 4.4% for the three-months ended June 30, 1997. Rates paid in the current three-month period on average have increased approximately 10 basis points from rates paid on average for the year ended December 31, 1997. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase slightly during the remainder of the year.

 Noninterest Income
 ------------------
Total other noninterest income increased approximately $26,000 for the three-months ended June 30, 1998, as compared with the three-months ended June 30, 1997. The increase is primarily due to an increase in other miscellaneous noninterest income of approximately $37,000, while being partially offset by a decrease of approximately $30,000 in service charges on deposit accounts.


 Noninterest Expense
 -------------------
Total noninterest expense increased by approximately $119,000, or 2.7% for the three-months ended June 30, 1998, as compared to the same period ended in the preceding year. The increase is due principally to increases of approximately $72,000 in salary and employee benefits, approximately $18,000 in net occupancy expense and other expense of approximately $29,000.

INCOME TAX PROVISION

The effective tax rates reported for the three-months ended June 30, 1998 and 1997 were 32.1% and 33.8%, respectively. Total tax-exempt interest income on loans and investment securities available-for-sale decreased by approximately $10,000 during the three-month period ended June 30, 1998.

RESULTS OF OPERATIONS
---------------------

For the six-months ended June 30, 1998 and 1997:

Net Interest Income
-------------------

Net interest income after provision for loan losses for the six-month period ended June 30, 1998 was approximately $10,284,000 which was approximately $719,000 or 7.5% greater than the $9,565,000 for the same period the year before. Total interest income increased by approximately $1,602,000 or 9.5% while total interest expense increased approximately $958,000 or 13.8% for the six-month period ended June 30, 1998 as compared to the six-months ended in the previous year. There was approximately $300,000 in provisions for loan losses for the current period as compared with approximately $375,000 in the six-month period ended June 30, 1997.

Yields on interest-bearing assets averaged 8.4% for the current period, relatively unchanged from the same period the year before. Total average interest-bearing assets increased by approximately $39,296,000 or 9.8% for the current period when compared with the six-months ended June 30, 1997. Average loans for the six-months ended June 30, 1998 increased approximately $30,234,000 or 11.0% more than the average loans for the six-months ended June 30, 1997. The average yield on loans for the six-months ended June 30, 1998 was 9.5%, which decreased approximately 10 basis points from the six-months ended June 30, 1997.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans, which would have been reported on an accrual basis, amounted to approximately $21,000 during the six-month period ended June 30, 1998. Nonaccrual loan interest collected and reported in the six-month period ended June 30, 1998, was approximately $34,000.

Rates paid on interest-bearing liabilities averaged 4.6% for the six-months ended June 30, 1998 compared with 4.4% for the six-months ended June 30, 1997. Rates paid in the current six-month period on average are approximately 10 basis points more than the rates paid on average for the year ended December 31, 1997. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase slightly during the remainder of the year.

Noninterest Income
------------------

Total noninterest income decreased approximately $2,063,000 for the six-months ended June 30, 1998, as compared with the six-months ended June 30, 1997. The decrease is primarily due to a settlement of litigation with a vendor of approximately $2,125,000 which was included in other noninterest income during the six-month period
ended June 30, 1997.    Service charges on deposits decreased by
approximately $32,000 and there was a change in net gains from sales and calls of investment securities held available-for-sale of approximately $2,000. These decreases were partially offset by increases in other miscellaneous noninterest income items of approximately $98,000.

 Noninterest Expense
 -------------------

Total noninterest expense increased by approximately $74,000 or 0.8% for the six- months ended June 30, 1998, as compared to the same period ended in the preceding year. The increase is due principally to increases of approximately $122,000 in salary and employee benefits, approximately $10,000 in net occupancy and equipment expense, while being partially offset by decreases in other miscellaneous noninterest expense items of approximately $58,000.


INCOME TAX PROVISION

The effective tax rates reported for the six-months ended June 30, 1998 and 1997 were 32.3% and 30.6%, respectively. Tax exempt interest earned on loans and investment securities available-for-sale, decreased by approximately $21,000 and $28,000, respectively for the six months ended June 30, 1998, when compared with the same period the year before.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is achieved through the continual maturing of interest-earning assets, as well as by investing in short term marketable securities. Liquidity is also available through deposit growth, borrowing capacity, loan sales and repayments of principal on loans and securities.

High levels of liquidity are normally obtained at a net interest cost due to lower yields on short term, liquid-earning assets and higher interest expense usually associated with the extension of deposit maturities. The trade-off of the level of desired liquidity versus its cost is evaluated in determining the appropriate amount of liquidity at any one time.

For the six-months ended June 30, 1998, cash and cash equivalents increased approximately $6,422,000 or 16.7% from December 31, 1997. Operating and financing activities provided cash and cash equivalents of approximately $3,559,000 and $8,461,000 respectively, while investing activities used cash and cash equivalents of
approximately $5,598,000.    Net income of approximately $2,436,000,
provision for loan losses of approximately $300,000 and depreciation and amortization not requiring the use of cash of approximately $1,192,000, were the principal sources of cash and cash equivalents from operating activities, while being partially offset principally by an increase in accrued interest receivable of approximately $583,000.

Funds provided by financing activities was due principally to proceeds from net cash flows from sales and maturities of certificates of deposit of approximately $20,349,000 and a net increase in NOW accounts, demand deposits and savings accounts of
approximately $4,021,000.   The use of cash from financing
activities was due to a decrease in fed funds sold and repurchase agreements of approximately $14,799,000, payment of cash dividends of approximately $970,000, a decrease in other borrowed funds of approximately $37,000 and payments on capital lease obligations of approximately $103,000.

The cash and cash equivalents used by investing activities were principally due to purchases of investment securities available-for-sale of approximately $28,611,000 and purchases of premises and
equipment of approximately $860,000.   The uses of cash and cash
equivalents were partially offset by sales of investment securities available-for-sale of approximately $8,115,000, maturities of investment securities available-for-sale of approximately $6,920,000 and net cash flows from loans originated and principal collected on loans of approximately $8,838,000.


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

Market Risk Management
----------------------

     There have been no material changes in market risk for the Registrant for the six months ended June 30, 1998 when compared with December 31, 1997.


Capital Resources
-----------------

     HHC and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board ("Board") has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 Capital to average quarterly assets. The most highly rated bank holding companies will be required to maintain a minimum Tier 1-leverage ratio of 3%. The required ratio will be based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest-rate risk and liquidity. Bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.


The following tables represent HHC's regulatory capital position at June 30, 1998:

Risk Based Capital Ratios:             Amount       Ratio
                                       ------       -----
Tier 1 Capital                       $   47,266     12.47%
Tier 1 Capital minimum requirement   $   15,166      4.00%
Excess                               $   32,100      8.47%

Total Capital                        $   52,036     13.72%
Total Capital minimum requirement    $   30,332      8.00%
Excess                               $   21,704      5.72%

Risk adjusted assets net of
  goodwill and excess loan loss
  allowance                         $    379,150

Leverage Ratio:
Tier 1 Capital to adjusted total    $     47,266     9.64%
  assets ("Leverage Ratio")
Minimum leverage requirement        $     14,711     3.00%
Excess                              $     32,555     6.64%


Average total assets, net of        $    490,358
  goodwill <F1>

[FN]
<F1> Average total assets, net of goodwill for the three-months ended June 30, 1998.

HHC is a legal entity separate and distinct from the Banks. Most of the revenues of HHC result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by HHC to its shareholders. HHC paid cash dividends of $486,000 or $.12 per share on January 19, 1998, that had been declared at December 31, 1997. HHC paid $484,000, or $.12 per share of common stock on April 19, 1998 which had been declared at March 31, 1998 and HHC declared $526,000 or $.13 per share of common stock at June 30, 1998 which was paid on July 19, 1998.

HARDWICK HOLDING COMPANY AND SUBSIDIARIES

                               PART II


ITEM 1.   LEGAL PROCEEDINGS

HHC is not aware of any material pending legal proceedings to which HHC or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 2.   CHANGES IN SECURITIES    -None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES    -None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-   (a)
Hardwick Holding Company 1998 Annual Meeting of Stockholders was held on April 20, 1998.

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

     (c) No matters, other than the election of the above slate of directors, were voted on at the annual meeting. A tabulation of votes concerning the election of the above slate of directors is as follows:

          Shares voted by proxy in favor                  424,328
          Shares voted in person in favor               3,256,242
          Shares voted in person against                        0
          Shares voted by proxy against                         0
          Shares abstained from voting                          0
                                                        ---------
                 Total shares represented               3,680,570
                                                        ---------

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


CORPORATION                   HARDWICK HOLDING COMPANY
------------                  ------------------------

Date: August 10, 1998         By: /s/Michael Robinson
                              Michael Robinson
                              Executive Vice President,
                              Chief Financial Officer
                              (Principal Financial Officer
                              and Duly Authorized Officer)