Form 10-Q
period 1998-09-30
HARDWICK HOLDING CO
filed 1998-11-16
CIK 787465

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                        -----------------------


                               FORM 10-Q


              Quarterly Report Under Section 13 or 15 (d)
                of The Securities Exchange Act of 1934


For Quarter Ended SEPTEMBER 30, 1998    Commission File Number 33-43386
                  ------------------                           --------

                       HARDWICK HOLDING COMPANY
                       ------------------------
        (Exact name of registrant as specified in its charter)

           GEORGIA                                      58-1408388
-------------------------------                   ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

One Hardwick Square, P. O. Box 1367, Dalton, GA.       30722-1367
------------------------------------------------       ----------
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

                               Yes X   No
                                   --     --

             Number of shares of common stock outstanding
                         at November 12, 1998
                           4,183,996 Shares
                           ----------------

               HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                                 INDEX

                                                               Page No.

PART I-   FINANCIAL INFORMATION

          Consolidated Statements of Financial
          Position at September 30, 1998 and
          December 31, 1997                                      3

          Consolidated Statements of Income
          for the Three Months Ended September  30,
          1998 and 1997                                          4

          Consolidated Statements of Income
          for the Nine Months Ended September 30,
          1998 and 1997                                          5

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30,
          1998 and 1997                                          6-7

          Notes to Unaudited Consolidated Financial Statements   8-10

          Management's Discussion and Analysis of
          Financial Position and Results of Operations           11-19

PART II-  OTHER INFORMATION                                      20

SIGNATURES                                                       21

                            HARDWICK HOLDING COMPANY
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (Dollars in thousands)

                                                                September 30,  December 31,
                                                                -------------  ------------
                                                                     1998         1997
                                                                 ------------  ------------
                               ASSETS                            (unaudited)
                                                                 -----------
Cash and due from banks                                          $   18,836   $   25,533
Federal funds sold                                                   15,469       12,982
                                                                  ---------    ---------
  Total cash and cash equivalents                                    34,305       38,515
Investment securities, available-for-sale                           136,545      119,431
Loans, net                                                          301,262      310,159
Premises and equipment, net                                          14,573       14,079
Assets under capital lease, net                                         271          418
Accrued interest receivable                                           4,356        3,988
Excess of cost over fair value of
  subsidiaries acquired, net of amortization                          4,123        4,556
Other assets                                                          1,834        1,746
                                                                  ---------    ---------
    Total assets                                                 $  497,269   $  492,892
                                                                  =========    =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits-
  Noninterest-bearing                                            $   89,195   $   86,904
  Interest-bearing                                                  334,413      322,881
                                                                  ---------    ---------
    Total deposits                                                  423,608      409,785

Securities sold under agreements to repurchase                        4,515       19,339
Other borrowed funds                                                  8,175        8,231
Capital lease obligation                                                317          472
Other liabilities                                                     5,172        4,462
                                                                  ---------    ---------
    Total liabilities                                               441,787      442,289
                                                                  ---------    ---------
Commitments and contingencies (Notes 2 and 4)
Stockholders' equity-
  Common stock, $.50 par value, 10,000,000 shares authorized,
    4,183,996 and 4,021,496 shares issued; 4,117,996 and
    3,970,496 shares outstanding at September 30, 1998 and
    December 31, 1997, respectively                                   2,162        2,081
Additional paid-in capital                                           23,008       20,935
Retained earnings                                                    32,646       30,381
Other comprehensive income-Unrealized gains on investment
  securities available-for-sale, net of tax (Note 3)                  1,313          590
Less treasury stock, at cost, 139,645 at September 30, 1998
  and December 31, 1997                                              (2,564)      (2,564)
Less deferred compensation from restricted stock plan                (1,083)        (820)
                                                                  ---------    ---------
  Total stockholders' equity                                         55,482       50,603
                                                                  ---------    ---------
  Total liabilities and stockholders' equity                     $  497,269   $  492,892
                                                                  =========    =========
                (See notes to consolidated financial statements.)

                     HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                  (Dollars in thousands, except per share amounts)

                                                                   For the Three Months Ended
                                                                   --------------------------
                                                                   September 30, September 30,
                                                                      1998            1997
                                                                   --------------------------
INTEREST INCOME:
  Interest and fees on loans                                       $   7,234       $   7,149
  Interest on investment securities-
    Taxable                                                            1,701           1,517
    Nontaxable                                                           305             244
  Interest on federal funds sold and bank deposits                       232             179
                                                                    --------        --------
        Total interest income                                          9,472           9,089
                                                                    --------        --------

INTEREST EXPENSE:
  Interest on deposits                                                 3,838           3,665
  Interest on securities sold under agreements to repurchase              59              74
  Interest on other borrowed funds                                       118               9
  Interest on note payable and capital lease obligations                   4              39
                                                                    --------        --------
        Total interest expense                                         4,019           3,787
                                                                    --------        --------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOAN LOSSES                                                          5,453           5,302
PROVISION FOR LOAN LOSSES                                                125              25
                                                                    --------        --------
NET INTEREST INCOME                                                    5,328           5,277
                                                                    --------        --------
NONINTEREST INCOME:
  Service charges on deposit accounts                                    639             677
  Securities gains, net                                                  143              42
  Other noninterest income                                               481             436
                                                                    --------        --------
        Total noninterest income                                       1,263           1,155
                                                                    --------        --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                       2,057           2,182
  Net occupancy expense                                                  821             790
  Other noninterest expense                                            1,716           1,545
                                                                    --------        --------
        Total noninterest expense                                      4,594           4,517
                                                                    --------        --------

INCOME BEFORE PROVISION FOR INCOME TAXES                               1,997           1,915
PROVISION FOR INCOME TAXES                                               642             702
                                                                    --------        --------
NET INCOME                                                         $   1,355       $   1,213
                                                                    ========        ========
BASIC NET INCOME PER SHARE                                         $    0.34       $    0.30
                                                                    ========        ========
DILUTIVE NET INCOME PER SHARE                                      $    0.34       $    0.30
                                                                    ========        ========

                 (See notes to consolidated financial statements.)

                     HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                      (In thousands, except per share amounts)
                                                      For the Nine Months Ended
                                                      September 30, September 30,
                                                          1998          1997
                                                      -------------------------
INTEREST INCOME:
  Interest and fees on loans                          $   21,734    $   20,327
  Interest on investment securities-
    Taxable                                                4,798         4,337
    Nontaxable                                               876           843
    Interest on federal funds sold and deposits              573           489
                                                       ---------     ---------
        Total interest income                             27,981        25,996

INTEREST EXPENSE:
  Interest on deposits                                    11,421        10,475
  Interest on securities sold under agreements to
    repurchase                                               158           179
  Interest on other borrowed funds                           343            21
  Interest on note payable and capital lease                  22            79
                                                       ---------     ---------
        Total interest expense                            11,944        10,754
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOAN LOSSES                                             16,037        15,242
PROVISION FOR LOAN LOSSES                                    425           400
                                                       ---------     ---------
NET INTEREST INCOME                                       15,612        14,842
                                                       ---------     ---------
NONINTEREST INCOME:
  Service charges on deposit accounts                      1,933         2,003
  Securities gains, net                                      161            62
  Other noninterest income                                 1,626         3,610
                                                       ---------     ---------
        Total noninterest income                           3,720         5,675

NONINTEREST EXPENSE:
  Salaries and employee benefits                           6,490         6,493
  Net occupancy expense                                    2,440         2,399
  Other noninterest expense                                4,806         4,693
                                                       ---------     ---------
        Total noninterest expense                         13,736        13,585
                                                       ---------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                   5,596         6,932
PROVISION FOR  INCOME TAXES                                1,805         2,241
                                                       ---------     ---------
NET INCOME                                            $    3,791    $    4,691
                                                       =========     =========

BASIC NET INCOME PER SHARE                            $     0.95    $     1.18
                                                       =========     =========
DILUTIVE NET INCOME PER SHARE                         $     0.94    $     1.16
                                                       =========     =========

         (See notes to consolidated financial statements.)

                       HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (In thousands)

                                                                                              For the Nine Months
                                                                                                     Ended
                                                                                                 September 30,
                                                                                              1998           1997
                                                                                           --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $    3,791     $    4,691
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses                                                                     425            400
    Provision for depreciation and amortization                                                 1,758          1,815
    Gain on disposition of other real estate                                                      (10)             0
    Loss on disposition of premises and equipment                                                   0            182
    (Accretion) amortization of investment security discounts and premiums                        (32)            81
    Deferred income tax benefit                                                                  (155)          (171)
    Securities gains, net                                                                        (161)           (62)
    Increase in accrued interest receivable                                                      (368)          (305)
    Decrease (increase) in other assets                                                           895           (134)
    Increase in other liabilities                                                                 681            968
                                                                                            ---------      ---------
      Net cash provided by operating activities                                                 6,824          7,465
                                                                                            ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities available-for-sale                         12,612         15,674
  Proceeds from sales of investment securities available-for-sale                              10,366         28,110
  Purchases of investment securities available-for-sale                                       (40,059)       (45,179)
  Net cash flows from loans originated and principal collected on loans                         8,472        (26,888)
  Proceeds from disposal of premises and equipment                                                  0             57
  Proceeds form disposal of other real estate                                                      65             12
  Purchases of premises and equipment                                                          (1,551)          (600)
                                                                                            ---------      ---------
      Net cash used in investing activities                                                   (10,095)       (28,814)
                                                                                            ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, NOW accounts, and savings accounts                9,920        (15,332)
  Net cash flows from sales and maturities of certificates of deposit                           3,903         22,917
  Net (decrease) increase in federal funds purchased and securities sold
      under agreement to repurchase                                                           (14,880)         1,341
  (Decrease) increase in other borrowed funds                                                     (56)         2,944
  Proceeds from note payable to bank                                                                0          2,100
  Payments on capital lease obligations                                                          (155)          (147)
  Proceeds from issuance of common stock due to exercise of stock options                       1,770              0
  Purchase of treasury stock, at cost                                                               0           (275)
  Payments of cash dividends                                                                   (1,496)          (965)
                                                                                           ----------     ----------
      Net cash (used) provided by financing activities                                     $     (939)    $   12,583
                                                                                           ----------     ----------

                         HARDWICK HOLDING COMPANY
                              & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                (Unaudited)
                               (In Thousands)
                                                                                              For the Nine Months
                                                                                                     Ended
                                                                                                 September 30,
                                                                                           --------------------------
                                                                                                1998           1997
                                                                                           --------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       $    (4,210)   $   (8,766)
CASH AND CASH EQUIVALENTS, beginning of period                                                  38,515        33,797
                                                                                            ----------     ---------
CASH AND CASH EQUIVALENTS, end of period                                                   $    34,305    $   25,031
                                                                                            ==========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                                $    11,534    $    9,882
                                                                                            ==========     =========
   Cash paid during the period for income taxes                                            $     1,895    $    3,501
                                                                                            ==========     =========
Noncash transactions during the period ended:
   Increase in deferred compensation from issue of restricted stock                        $       300    $      720
                                                                                            ==========     =========

   Increase in deferred compensation form issue of phantom stock                           $        84    $        0
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results, which may be expected for the entire year.

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

The Company's exposure to credit loss in the event of nonperformance by the counterparties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit and collateral policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

HBT and FNBNWG grant various types of loans and financial instruments to customers within their respective market areas (primarily Northwest Georgia). Although the Company has a diversified loan portfolio, a significant portion of the Company's loans originates from customers that are directly or indirectly related to the carpet industry. Notably, approximately 40% of the work force in the Company's market area are employed by companies directly related to the carpet industry. Adverse economic trends in the carpet industry could impair these customers' ability to repay their obligations and unfavorably affect the results of operations of the Company.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at September 30, 1998, were approximately $74,731,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by HBT and FNBNWG, is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $3,464,000 outstanding at September 30, 1998.

(3)  RECENT ACCOUNTING PRONOUNCEMENTS


The Company adopted SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective January 1, 1998. Comprehensive income for the Company includes net income and the unrealized gains (losses) on investment securities available-for-sale. Comprehensive net income for the nine-month period ended September 30, 1998 was $4,694,000 consisting of net income of $3,971,000 and the change in unrealized gains (losses) on investment securities available-for-sale of $723,000. Included in net income were net gains realized on the sales of investment securities available-for-sale of approximately $161,000. The cumulative unrealized gains and losses were approximately $1,313,000 net of tax of approximately $676,000 at September 30, 1998. The Company has only one segment of business. The adoption by the

Company did not have a significant effect on the Company's financial condition or results of operations.

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

(4)   CONTINGENCIES

The Company is involved in litigation and other legal proceedings arising in the course of its normal business activities. Although the ultimate outcome of these matters cannot be determined at this time, it is the opinion of management that, when resolved, none of these matters will have a significant effect on the Company's financial condition or results of operations.

(5)   EARNINGS PER SHARE

Earnings per share are calculated on the basis of basic and dilutive weighted average number of shares outstanding. The basic weighted average number of shares outstanding was 3,972,284 and 3,974,473 for the nine month period ending September 30 1998 and 1997,respectively. The dilutive weighted average number of shares outstanding was 4,050,168 and 4,039,181 for the nine month period ending September 30, 1998 and 1997, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION

Total assets increased by approximately $4,377,000 from approximately $492,892,000 at December 31, 1997, to approximately $497,269,000 at
September 30, 1998. The principal fluctuations were in federal funds sold, investment securities available-for-sale, net loans, and cash and due from banks. Federal funds sold increased approximately $2,487,000 from approximately $12,982,000 at December 31, 1997 to approximately $15,469,000
at September 30, 1998, an increase of 19.2%.   Investment securities
available-for- sale increased approximately $17,114,000 from approximately $119,431,000 at December 31, 1997 to approximately $136,545,000 at September 30, 1998, an increase of 14.3%. The increases were partially offset by a decrease in loans of approximately $8,897,000 from approximately $310,159,000 at December 31, 1997 to approximately $301,262, 000 at
September 30, 1998, a decrease of 2.9%. Cash and due from banks also decreased by approximately $6,697,000 or 26.2% from approximately $25,533,000 at December 31, 1997 to approximately $18,836,000 at September 30, 1998. HHC's cash and cash equivalents reflected a net increase of approximately $4,210,000 or 10.9% for the nine-month period ended September 30, 1998.

Savings and other interest-bearing deposit accounts increased approximately $11,532,000 or 3.6% during the nine-months ended September 30, 1998, to approximately $334,413,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Average rates paid on deposits for the current period were approximately 4.56% compared with approximately 4.45% for the same period in the preceding year.

At September 30, 1998, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 11.2%. At September 30, 1998, 62% of HHC's loans were in real estate loans (including mortgage and construction loans), 19% in commercial loans (including agricultural loans), 9% in consumer loans (including credit cards) and other loans were 10%. HHC's loan to deposit ratio was 73% at September 30, 1998, and 48% of all deposits were invested in time certificates of deposit.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines with it. At September 30, 1998 approximately $8,175,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the nine months ended September 30, 1998:

Balance, December 31, 1997                                    $ 50,603,000
Net income                                                       3,791,000
Change in unrealized gains (losses) on securities
  available-for-sale, net of tax                                   723,000
Amortization of deferred compensation-restricted stock plan        121,000
Issuance of common stock due to exercise of stock options        1,770,000
Dividends declared                                              (1,526,000)
                                                               -----------
Balance, September  30, 1998                                  $ 55,482,000
                                                               ===========

RESULTS OF OPERATIONS
---------------------

For the three months ended September  30, 1998 and 1997:

NET INTEREST INCOME

Net interest income after provision for loan losses for the three month period ended September 30, 1998 was approximately $5,328,000 which was approximately $51,000 or .1% greater than the $5,277,000 for the same period the year before. The net interest income for the current period contained loan loss provisions of approximately $125,000 compared with approximately $25,000 for the same period in the previous year. Total interest income increased by approximately $383,000 or 4.2% while total interest expense increased approximately $232,000 or 6.1% for the three month period ended September 30, 1998, as compared to the three months ended in the previous year.

Yields on interest-bearing assets averaged 8.3%, relatively unchanged from the same period the year before. Total average interest-bearing assets increased by approximately $38,036,000 or 9.1% for the current period when compared with the three-months ended September 30, 1997. Average loans for the three months ended September 30, 1998, increased approximately $14,669,000 or 5.1% more than the average loans for the three months ended September 30, 1997. The average yield on loans for the three months ended September 30, 1998 was 9.6%, which reflects an increase of approximately 20 basis points when compared with the three months ended September 30, 1997.

There were approximately $983,000 in nonaccrual loans at September 30, 1998 and accruing loans contractually past due ninety days or more were approximately $1,245,000 at September 30, 1998. This compares to approximately $323,000 in nonaccrual and approximately $504,000 in loans past due ninety days or more and still accruing at December 31, 1997.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans, which would have been reported on an accrual basis, amounted to approximately $22,000 during the three month period ended September 30, 1998. Nonaccrual loan interest collected and reported in the three month period ended September 30, 1998, was approximately $4,000.

Rates paid on interest-bearing liabilities averaged 4.6% for the three months ended September 30, 1998, relatively unchanged from the three months ended September 30, 1997. Rates paid in the current three month period on average have increased approximately 10 basis points from rates paid on average for the year ended December 31, 1997. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to decrease slightly during the remainder of the year.

NONINTEREST INCOME

Total other noninterest income increased approximately $108,000 for the three months ended September 30, 1998, as compared with the three months ended September 30, 1997. The increase is primarily due to an increase net gains on sales of investment securities available-for-sale of approximately $101,000 and in other miscellaneous noninterest income of approximately $45,000, while being partially offset by a decrease of approximately $38,000 in service charges on deposit accounts.

NONINTEREST EXPENSE

Total noninterest expense increased by approximately $77,000, or 1.7% for the three months ended September 30, 1998, as compared to the same period ended in the preceding year. The increase is due principally to increases of approximately $31,000 in net occupancy expense and other noninterest expense of approximately $171,000 while being partially offset by a decrease in salary and employee benefits of approximately $125,000.

INCOME TAX PROVISION

The effective tax rates reported for the three months ended September 30, 1998 and 1997 were 32.1% and 36.7%, respectively. Tax exempt interest earned on loans and investment securities held available-for-sale has increased approximately $44,000 for the three months ended September 30, 1998, from approximately $309,000 for the three months ended September 30, 1997 to approximately $353,000 for the three months ended September 30, 1998.

RESULTS OF OPERATIONS
---------------------

For the nine months ended September 30, 1998 and 1997:

NET INTEREST INCOME

Net interest income after provision for loan losses for the nine month period ended September 30, 1998 was approximately $15,612,000 which was approximately $770,000 or 5.2% greater than the $14,842,000 for the same period the year before. Total interest income increased by approximately $1,985,000 or 7.6% while total interest expense increased approximately $1,190,000 or 11.1% for the nine month period ended September 30, 1998, as compared to the nine-months ended in the previous year. There were approximately $425,000 in provisions for loan losses for the current period as compared with approximately $400,000 in the nine month period ended September 30, 1997.

Yields on interest-bearing assets averaged 8.4% for the current period, relatively unchanged from the same period the year before. Total average interest-bearing assets increased by approximately $15,283,000 or 3.6% for the current period when compared with the nine months ended September 30, 1997. Average loans for the nine months ended September 30, 1998 increased approximately $3,639,000 or 1.2% more than the average loans for the nine months ended September 30, 1997. The average yield on loans for the nine months ended September 30, 1998 was 9.6%, relatively unchanged from the nine
months ended September 30, 1997.    Interest accruals on nonaccrual loans
are recorded only when they are fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Interest income on nonaccrual loans, which would have been reported on an accrual basis, amounted to approximately $47,000 during the nine month period ended September 30, 1998. Nonaccrual loan interest collected and reported in the nine month period ended September 30, 1998 was approximately $38,000.

Rates paid on interest-bearing liabilities averaged 4.6% for the nine months ended September 30, 1998 compared with 4.5% for the nine months ended September 30, 1997. Rates paid in the current nine month period on average were approximately 10 basis points more than the rates paid on average for the year ended December 31, 1997. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to decrease slightly during the remainder of the year.

NONINTEREST INCOME

Total noninterest income decreased approximately $1,955,000 for the nine months ended September 30, 1998, as compared with the nine-months ended September 30, 1997. The decrease is primarily due to a settlement of litigation with a vendor of approximately $2,125,000 which was included in other noninterest income during the nine-month period ended September 30, 1997. Service charges on deposits decreased by approximately $70,000. The decreases were partially offset by a change in net gains from sales and calls of investment securities held available-for-sale of approximately $99,000 and increases in other miscellaneous noninterest income items of approximately $141,000.


NONINTEREST EXPENSE

Total noninterest expense increased by approximately $151,000 or 1.1% for the nine months ended September 30, 1998, as compared to the same period ended in the preceding year. The increase is due principally to increases in net occupancy and equipment expense of approximately $41,000 and approximately $113,000 in miscellaneous noninterest expense, while being offset partially by a decrease in salary and employee benefits of approximately $3,000.

INCOME TAX PROVISION

The effective tax rate reported for the nine months ended September 30, 1998 and 1997 was 32.3%. Total tax benefits afforded the consolidated results by the parent holding company; HHC, have decreased approximately $126,000 from approximately $243,000 for the nine months ended September 30, 1997 to approximately $117,000 for the nine months ended September 30, 1998.


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

For the nine months ended September 30, 1998, cash and cash equivalents decreased approximately $4,210,000 or 10.9% from December 31, 1997. Operating activities provided cash and cash equivalents of approximately $6,824,000, while investing activities and financing activities used cash and cash equivalents of approximately $10,095,000 and $939,000, respectively. Net income of approximately $3,791,000, provision for loan losses of approximately $425,000, depreciation and amortization not requiring the use of cash of approximately $1,758,000, a decrease in other assets of approximately $895,000 and an increase in other liabilities of approximately $681,000 were the principal sources of net cash provided from operating activities, while being partially offset principally by an increase in accrued interest receivable of approximately $368,000, net securities gains of approximately $161,000 and deferred tax benefit of approximately $155,000.

The cash and cash equivalents used by investing activities were principally due to purchases of investment securities available-for-sale of approximately $40,059,000 and purchases of premises and equipment of
approximately $1,551,000.   The uses of cash and cash equivalents were
partially offset by sales of investment securities available-for-sale of approximately $10,366,000, maturities of investment securities available-for-sale of approximately $12,612,000 and net cash flows from loans originated and principal collected on loans of approximately $8,472,000.

The cash and cash equivalents used by financing activities were due principally to decreases in federal funds purchased and securities sold under agreement to repurchase of approximately $14,880,000, payments on capital lease obligations of approximately $155,000 and payments of cash dividends of approximately $1,496,000. The cash and cash equivalents used were partially offset by net cash flows from sales and maturities of certificates of deposit of approximately $3,903,000, a net increase in NOW accounts, demand deposits and savings accounts of approximately $9,920,000, and proceeds from issuance of common stock due to the exercise of stock options of approximately $1,770,000.


YEAR 2000
---------

IMPACT OF THE YEAR 2000 ISSUES
------------------------------

     Generally, the year 2000 risk involves computer programs and computer hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize such a date change; computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If it is not adequately addressed by HHC or its suppliers and borrowers, the year 2000 issue could result in a material adverse impact on HHC's financial condition and results of operations.


HHC'S STATE OF READINESS
------------------------

      HHC has been assessing its Year 2000 readiness since 1996. HHC has formed a committee charged with the task of identifying and remediating date recognition problems in both IT and non-IT systems. Guided by requirements of and examination by banking regulators, the committee has developed a comprehensive plan to assess HHC's Year 2000 readiness with respect to both IT and non-IT systems. HHC's inventory of such systems is complete and HHC believes its IT and non-IT systems are Year 2000 compliant and has not found any mission critical system to be deficient.

      HHC has completed the remediation or replacement of its systems. Testing has occurred in 1998, and further testing will occur during 1999. HHC believes that it has identified all major internal business and operational functions that will be impacted by the year 2000 date change.


COST ASSOCIATED WITH YEAR 2000 ISSUES
-------------------------------------

      HHC does not anticipate that the year 2000 related costs will be material to its financial condition or results of operations. HHC has estimated that its total costs for the evaluation, remediation and testing of its IT and non-IT systems in connection with the year 2000 Issue will be approximately $861,000 and approximately $542,000 has been incurred to date. All of the expected expenditures are present in HHC's 1998 and 1999 internal budgets.


RISK OF THIRD-PARTY YEAR 2000 ISSUES
------------------------------------

      The impact of year 2000 non-compliance by outside parties with whom HHC transacts business cannot be accurately gauged. HHC has surveyed its major business partners to ascertain their Year 2000 readiness. Although all are not Year 2000 compliant at this date, HHC has received certain assurances that such third parties will be ready for the Year 2000 date change by the end of 1999. HHC and its major third party partners, except for the Federal Reserve check clearing services division, have completed testing and reviewing all critical year 2000 date issues in their systems. The Federal Reserve has stated that their systems will be compliant by the end of 1999. If the Federal Reserve does not complete remediation of their system in time, HHC has an alternate check clearing partner that has completed all Year 2000 certification tests.


CUSTOMER AWARENESS AND BORROWER RISK ASSESSMENT
-----------------------------------------------

      HHC has aggressively worked to educate its depositors and borrowers regarding the Year 2000 Issues. HHC hosted community seminars, developed statement stuffers, and placed detailed brochures about the Year 2000 issues in all its branch lobby locations. Risk Assessments on Borrowers has been completed and HHC has initiated a Year 2000 assessment procedure during loan review and approval for all new and renewed loans.


HHC CONTINGENCY PLANS
---------------------

      HHC has created its contingency committee and assigned responsibility for development of all its business operational contingency plans. All mission critical business functions will have their contingency plans completed by the end of November 1998 and tested with final revisions by the end of December 1998. HHC believes that any mission critical system could be recovered and operating within six days.

MARKET RISK MANAGEMENT
----------------------

      There have been no material changes in market risk for the Company for the nine months ended September 30, 1998 when compared with December 31, 1997.

CAPITAL RESOURCES
-----------------

      HHC and its subsidiary banks are subject to a minimum Tier 1 capital to risk- weighted assets ratio of 4% and a total capital (Tier 1 plus Tier
2) to risk- weighted assets ratio of 8%. The Federal Reserve Board ("Board") has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 Capital to average quarterly assets. The most highly rated bank holding companies will be required to maintain a minimum Tier 1 leverage ratio of 3%. The required ratio will be based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest-rate risk and liquidity. Bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

The following tables represent HHC's regulatory capital position at September 30, 1998:

Risk Based Capital Ratios:                         Amount           Ratio
                                                 -----------      ---------
Tier 1 Capital                                   $    47,266        12.47%
Tier 1 Capital minimum requirement               $    15,166         4.00%
                                                  ----------       ------
Excess                                           $    32,100         8.47%
                                                  ==========       ======

Total Capital                                    $    52,036        13.72%
Total Capital minimum requirement                $    30,332         8.00%
                                                  ==========       ======
Excess                                           $    21,704         5.72%
                                                  ==========       ======

Risk adjusted assets net of goodwill and
  excess loan loss allowance                     $   379,150

Leverage Ratio:
Tier 1 Capital to adjusted total assets          $    47,266         9.64%
("Leverage Ratio")
Minimum leverage requirement                     $    14,711         3.00%
                                                  ----------       ------
Excess                                           $    32,555         6.64%
                                                  ==========       ======

Average total assets, net of goodwill (f1)       $   490,358

(f1) Average total assets, net of goodwill for the nine-months ended September 30, 1998.

HHC is a legal entity separate and distinct from the Banks. Most of the revenues of HHC result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by HHC to its shareholders. HHC paid cash dividends of $486,000 or $.12 per share on January 19, 1998, which had been declared at December 31, 1997. HHC paid $484,000, or $.12 per share of common stock on April 19, 1998 which had been declared at March 31, 1998 and HHC paid $526,000 or $.13 per share of common stock on July 19, 1998, which had been declared on June 30, 1998. HHC declared $544,000 or $.13 per share of common stock on September 30, 1998, which was subsequently paid on October 19, 1998.

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


CORPORATION                         HARDWICK HOLDING COMPANY
-----------                         ------------------------


Date: November 12, 1998             By:/s/Michael Robinson
-----------------------                -------------------------
                                    Michael Robinson
                                    Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial Officer
                                    and Duly Authorized Officer)