Form 10-K
period 1998-12-31
HARDWICK HOLDING CO
filed 1999-03-29
CIK 787465

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-K

   x             Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1998

                       Commission File Number 33-43386
            Transition Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

                          Hardwick Holding Company
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                       Georgia                       58-1408388
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation of organization)      Identification  No.)

       One Hardwick Square, P. O. Box 1367, Dalton, Georgia 30722-1367
  -------------------------------------------------------------------
  (Address of principal executive offices)            (Zip  Code)

Registrant's telephone number, including area code:  (706) 217-3950

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the Registrant (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES / X /    NO /  /


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

     Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 19, 1999; $24,825,234 based on 1,182,154 shares outstanding at $21.00 per share (the last sale price known to the Registrant of the Common Stock, for which there is no established public trading market).

     At March 19, 1999, there were issued 4,225,996 shares of Common Stock, par value $0.50 per share, of which 4,225,996 were outstanding.

ITEM 1.  BUSINESS.

GENERAL
-------

     Hardwick Holding Company is a two bank holding company headquartered in Dalton, Georgia. Full service banking and trust businesses are presently conducted by its banking subsidiaries, Hardwick Bank & Trust Company ("Hardwick Bank") and First National Bank of Northwest Georgia ("Northwest Bank") (collectively referred to as the "Banks"). Hardwick serves Whitfield, Gordon, Bartow and surrounding counties in Northwest Georgia. Northwest Bank operates under the trade names "Calhoun First National Bank" in Gordon County and "Peoples First National Bank" in Bartow County. Through its bank subsidiaries, Hardwick provides such customary types of banking services as checking accounts, savings accounts, time deposits, safe deposit facilities and fund transfers. Hardwick also finances commercial transactions, makes secured and unsecured loans to individuals and provides other financial services. Unless the context otherwise requires, the term "Hardwick", "Company" or "Registrant," whenever used herein, means Hardwick Holding Company, Hardwick Bank & Trust Company and First National Bank of Northwest Georgia, collectively. The principal executive offices of Hardwick are located at One Hardwick Square, Dalton, Georgia 30720 and its telephone number at that address is (706) 217-3950.


MARKET
------

     The Banks conduct banking activities primarily in Whitfield, Gordon, Bartow and surrounding counties in Northwest Georgia. Over 40% of the workforce in Hardwick's market area are employed by companies in the carpet industry. Another significant portion of Hardwick's customers are employed by industries directly or indirectly related to the carpet industry. Other major employers in the area include Anheuser-Busch, Inc., ConAgra Broiler Co. and Outboard Marine Corporation.

DEPOSITS
--------

     The Banks offer a full range of depository accounts and services to both consumers and businesses. At December 31, 1998, Hardwick's deposit base totaled approximately $443 million, including approximately $102 million in noninterest-bearing transaction accounts (23% of total deposits). Interest-bearing transaction accounts were approximately $143 million (32% of total deposits) which includes approximately $56 million in money market accounts, approximately $30 million in savings deposits and approximately $57 million in NOW accounts. Also included in total deposits was approximately $142 million in time deposits in amounts of less than $100,000 (32% of total deposits) and approximately $56 million in time deposits of $100,000 or more (13% of total deposits).

LOANS
-----

     The Banks make both secured and unsecured loans to individuals, firms, corporations and governmental entities, and offer both consumer and commercial loans including various types of credit for the Banks' customers. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1998, real estate (including mortgage construction loans), commercial (including agricultural loans), consumer and other loans represented approximately 62%, 20%, 9% and 9% respectively, of Hardwick's total loan portfolio. The real estate loans made by the Banks included real estate construction, acquisition and development loans, as well as loans for other purposes which are secured by real estate. LENDING POLICY
--------------

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


LOAN REVIEW AND NONPERFORMING ASSETS
------------------------------------

     Loan review and nonperforming assets review are the specific responsibility of the full time loan review officer at each bank. The loan review officer's responsibility is to assign a rating to loans as they are made and to add to the troubled loans or watch list of each bank as applicable. The loan review officer has the responsibility of initially reviewing all credits of $200,000 or more at the Banks. The loan review officer has the responsibility of reviewing at least annually those credit concentrations over $500,000 and reporting to the Executive Loan Committee of the Board of Directors any exceptions that he may find with the rating of the loan, collateral and documentation deficiencies and any significant changes in credit quality that may contribute to any possible losses that the Banks may have due to those changes . The loan review officers have the responsibility of reviewing with the full Board of each bank on a quarterly basis the reserve for loan losses and advising the Board as to the adequacy of the reserve level based on both present and historical account information.

ALLOWANCE FOR LOAN LOSS RESERVES
--------------------------------

     The Registrant's allowance for loan losses has five elements; (1) allowance based on specific loans, (2) allowance based on historical loan loss experience (3) allowance based on general economic conditions and other factors peculiar to the markets in which the Registrant does business, (4) allowance based on tufted carpet industry concentration and (5) allowance based on concentration of retail consumers being within the carpet industry workforce. The specific allowance element is based on a continuing analysis of the loan watch list at each subsidiary bank, a value specified based on whether the loan is secured or unsecured and the estimated collateral shortfall if the loan is secured. The historical loan loss element at Northwest Bank is determined through statistical analysis using a loss migration analysis that examines loss experience, internal gradings that were initially assigned to charged off loans and how charged off loans moved through the grading path. The historical loan loss element at Hardwick Bank is calculated based on a 5 year weighted average calculation (25% to each of the previous two years, 20% to the third and fourth years and 10% to the fifth year).

     The general economic conditions element is determined at the individual bank subsidiary and is based upon the knowledge of the individual market by management of each bank. The primary industry in the trade area of the Registrant is the tufted carpet industry. The economic performance of this industry is directly related to the number of housing starts in the United States and abroad. The understanding of this business by the management of each of the subsidiary banks is critical to the results of operations at each individual bank and ultimately on a consolidated basis.

     Over 40% of the work force in the Registrant's market area are directly employed by the tufted carpet industry and an undetermined amount of the work force works for the satellite business around the tufted carpet industry. The concentrated workforce allowance is applied to the overall loan portfolio.

     During 1998, Queen Carpets and World Carpets, two privately owned carpet manufacturers considered two of the best in the industry, were acquired by Shaw Industries and Mohawk Industries, respectively. The acquiring firms are publicly traded corporations. Downturns in housing starts, continued consolidation within the industry and overall economic conditions could result in the inability of the Registrant's customers to continue to make interest and principal payments on their loans.

     All loans $50,000 or more at Northwest Bank are reviewed individually, while all unsecured consumer loans $5,000 or more, all secured consumer loans $25,000 or more and all commercial loan concentrations $200,000 or more are individually reviewed at Hardwick Bank. There are no loans reviewed as groups for loan loss allowance purposes at either bank.

     The allocated portion of the loan loss allowance is determined by using the individual bank's loan watch list which is graded along the same lines
as the regulatory agency grades.   A loan is assigned a percentage based
upon its loan grade and that percentage is multiplied by the outstanding balance to arrive at the allocated portion of the allowance for each loan. The sum of all of these specified allocations becomes the allocated portion of the loan loss allowance. The balance of the loan loss allowance is the unallocated portion.

     The loss factors applied to the graded loans and the percentages used for purposes of developing a general allowance are the loss factors and percentages applied by the regulatory authorities that examine each of the subsidiary banks of the Registrant. These factors are based upon loans being graded OAEM (other assets especially mentioned), Substandard and Doubtful. Loans for which loss gradings are applied by any regulatory authority are immediately charged off by the individual banks. Generally, the values assigned to those ratings of OAEM, Substandard and Doubtful are 2%, 10% and 50%, respectively. Other values may be assigned if there is reason to believe that a paticular loan should warrant different values for collateral, documentation or the financial condition of the repayment source.

     The mechanism in place for the Registrant to reduce differences between estimated and actual observed losses is the quarterly review by each Subsidiary's Boards of Directors of the allowance, charge offs and recoveries and the changes in nonperforming loans, as well as other nonperforming assets.

ASSET/LIABILITY MANAGEMENT
--------------------------\

     The Board of Directors of Hardwick is charged with establishing policies to manage the assets and liabilities of the Banks. The task of the Board of Directors of each Bank is to manage asset growth, net interest margin, liquidity and capital. This is accomplished by planning funds availability for increases in loan demand and decreases in deposit liabilities. The Executive Committee of the Boards of Directors of the Banks regularly monitor changes in interest rates, which is necessary to control interest rate risk. The asset/liability management responsibilities include the maximization of earnings, while assuring liquidity for funding requirements and effectively controlling interest rate risk.

INVESTMENT PORTFOLIO
--------------------

     The Banks' investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. Individual transaction and portfolio composition performance are reviewed and approved by the Executive Committee of the Board of each Bank.

EMPLOYEES
---------

     Hardwick employs 218 persons on a full-time basis and 21 persons on a part-time basis. Hardwick is not a party to any collective bargaining agreement, and it believes that its employee relations are good.

COMPETITION
-----------

     The banking business is highly competitive. Hardwick competes with 20 other financial institutions in Bartow, Gordon, Whitfield and surrounding counties in the Northwest Georgia area. The Banks also compete with other financial service organizations, including finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Banks operate.

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

     The Act requires every bank holding company to obtain prior approval of the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than five percent (5%) of the voting shares of any bank that is not already controlled; (ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisors; providing full service brokerage under certain conditions; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

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

     Northwest Bank is a national bank chartered under the National Bank Act, and is subject to the supervision of and regularly examined by the Office of Comptroller of the Currency (the "OCC"). The OCC regulates or monitors all areas of the Northwest Bank's operations and activities, including reserves, loans, mergers, issuance of securities, payments of dividends, interest rates and establishment of branches. Northwest Bank is a member of the Federal Reserve System and is subject to the regulation of the Federal Reserve Board.

     Hardwick Bank, as a state bank and is subject to the supervision of and regulated by, the FDIC and the DBF. Both the FDIC and DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving state chartered banks.

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

     The Federal Reserve and the OCC have implemented risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum standard of total capital (as defined) to risk rated assets of eight percent (8%) and (2) minimum Tier One Capital (as defined) to risk rated assets of four percent (4%). In addition, the Federal Reserve has established a minimum three percent (3%) leverage ratio of Tier One Capital to total quarterly average assets for the most highly rated banks. "Tier One Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the OCC will require a bank holding company to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well diversified risks in the opinion of the Federal Reserve or the OCC. The Federal Reserve and the OCC use the leverage ratios in tandem with the risk-based ratio to assess capital adequacy of banks and bank holding companies, as applicable.

     In addition, effective December 19, 1992, Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 ( the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lessor amounts of capital.

     The FDIC and the OCC have adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized " institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 3%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% and a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC and OCC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC and OCC regulations, both of the Banks were "well capitalized" institutions, at December 31, 1998.

     Set forth below are pertinent capital ratios for Hardwick, Hardwick Bank and Northwest Bank as of December 31, 1998:

                                                                          Hardwick         Northwest
                Minimum Capital Requirements             Hardwick           Bank             Bank
                ----------------------------             --------         --------         ---------
       Tier 1 Capital to Risk-based                       13.30%        12.07% <F1>       10.67% <F1>
                Assets: 4.00%

       Total Capital to Risk-based                        14.56%        13.33% <F2>       11.92% <F2>
                Assets:  8.00%

       Leverage Ratio ( Tier 1 Capital to
         Total Quarterly Average Assets):  3.00%          10.21%         9.34% <F3>        8.07% <F3>

________________________

<F1>  Minimum for "Well Capitalized" Banks =  6%
<F2>  Minimum for "Well Capitalized" Banks =  10%
<F3>  Minimum for "Well-Capitalized" Banks =  5%
(/TABLE>

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

     The payment of dividends by the Registrant and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The OCC and the FDIC have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

          At December 31, 1998, retained earnings available from the Banks to pay dividends totaled approximately $5.5 million. For 1998, Hardwick's cash dividend declared to stockholders was 41% of net income.

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


ITEM 2.  PROPERTIES.

     Hardwick Bank's main office is owned by the Bank and is located at Hardwick Square in Dalton, Georgia, and consists of approximately 60,000 square feet of usable office space. Hardwick Bank has four branch offices, all of which are owned by it, and one free-standing automated teller machine, which is on leased premises. The Cleveland Road branch is located at 1440 Cleveland Highway, Dalton, Georgia, and contains approximately 3,700 square feet of office space and one automated teller machine. The East Side branch is located at 2500 E. Walnut Avenue, Dalton, Georgia, and contains approximately 4,000 square feet of office space. The East Side office has an automated teller machine on the premises. The Westcott branch is located at 905 Thornton Avenue, Dalton, Georgia, and contains approximately 4,200 square feet of office space. The Westcott branch also has an automated teller machine on the premises. The Tunnel Hill Branch is located at 3617 Chattanooga Road, Tunnel Hill, Georgia, and contains approximately 3,700 square feet of office space as well as an automated teller machine.
Hardwick Bank's free-standing automated teller machine is located at 1807 West Walnut Avenue, Dalton, Georgia on leased premises in the Dalton Shopping Center. The lease expired in October, 1998 and negotiations are in progress currently to continue the lease.

     Northwest Bank's main banking office is owned by the Bank and is located at 215 North Wall Street, Calhoun, Georgia and contains approximately 18,500 square feet of office space. An automated teller machine is located on the premises of the main office. Additional facilities at the main office include a drive-in teller facility, a personnel center, an operations center and a storage building totaling approximately 16,000 square feet. Northwest Bank has three branch offices. One branch is located at Highway 53, Calhoun, Georgia and contains approximately 4,000 square feet of space and has an automated teller machine on the premises. Northwest Bank has two branch offices in Bartow County. The main branch is located at 314 E. Main Street in Cartersville, Georgia with approximately 18,000 square feet of office space as well as a 1,400 square foot drive-in banking facility and an automated teller machine. The other Cartersville branch is located at U. S. HWY 41 and has approximately 3,200 square feet of office space as well as an automated teller machine. None of the properties of the Company or its subsidiaries are subject to encumbrances. The Registrant is not aware of any material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of its fiscal year.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

STOCK
-----

     There is no established public trading market for the Registrant's common stock.

     The Registrant is aware of the three transactions during 1998 at $21.00 per share for blocks of 1,000; 76; and 50 shares. As of March 19, 1999, the Registrant is aware of one transaction in 1999 at $21.00 per share for 448 shares.

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

     There have been no shares of treasury stock purchased by the Registrant during 1999. There were 334 holders of record of the Registrant's common stock as of December 31, 1998 and 350 holders at March 19, 1999.

DIVIDENDS
---------

     The Registrant paid quarterly cash dividends of $0.12 per share on January 19, 1998 and April 19,1998 which had been declared as of December 31, 1997 and March 31, 1998, respectively. The Registrant paid cash dividends of $0.13 per share on July 19, 1998 and October 19, 1998 which had been declared as of June 30, 1998 and September 30, 1998, respectively. On December 9, 1998, the Registrant declared the dividend for the first quarter of 1999 at $0.13 per share for shareholders of record as of December 31, 1998, which was paid on January 19, 1999. Total cash dividends declared for 1998 were $0.50 per share. The Registrant intends to pay quarterly cash dividends in 1999. However, the amount and frequency of dividends will be determined by the Registrant's Board of Directors with the consideration of the earnings, capital requirements and the financial condition of the Registrant, and no assurances can be given that dividends will be declared in the future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                               For the Years Ended December 31,
                                                               --------------------------------
                                                  1998        1997        1996         1995        1994
                                                  ----        ----        ----         ----        ----
                                                         (Dollars in thousands, except per share data)
BALANCE SHEET

Total assets                                $      536,920     492,892     452,061      444,817     427,892
Loans, net                                  $      298,478     310,159     271,470      239,189     227,844
Investment securities                       $      144,169     119,431     120,166      135,306     140,894
Federal funds  sold                         $       43,648      12,982       7,000       11,000       2,500
Deposits                                    $      442,536     409,785     393,940      389,951     360,515
FHLB Advances                               $        8,156       8,231         306          381           0
Note payable                                $            0           0           0          250         750
Stockholders' equity                        $       56,117      50,603      46,977       46,830      43,380

OPERATING DATA

Interest income                             $       37,268      35,196      32,273       31,526      28,413
Interest expense                            $       15,838      14,663      13,169       13,062      10,173
     Net interest income                    $       21,430      20,533      19,104       18,464      18,240

Provision for loan losses                   $          500         800         396            0       (600)
Net interest income after
  provision for loan losses                 $       20,930      19,733      18,708       18,464      18,840
Noninterest income                          $        4,925       6,822       4,082        4,074       4,197
Noninterest expense                         $       18,362      18,564      17,540       18,311      17,934
Income tax expense                          $        2,406       2,765       1,680        1,004       1,352
     Net income                             $        5,087       5,226       3,570        3,223       3,751
Basic net income per share                            1.27        1.32         .89          .79         .91
Diluted net income per share                $         1.26        1.29         .87          .79         .88
Dividends paid  per share                   $          .50         .36         .44          .22         .20

SELECTED FINANCIAL RATIOS
AND OTHER DATA

Return on average assets                             1.03%       1.13%       0.82%        0.75%       0.88%
Return on average equity                             9.55%      10.55%       7.66%        7.14%       8.68%
Noninterest expense to average assets                3.70%       4.02%       4.04%        4.28%       4.19%
Equity to assets                                    10.45%      10.27%      10.39%       10.53%      10.14%

(/TABLE>

                                   PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.

            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

RESULTS OF OPERATIONS
---------------------

NET INCOME
----------

     Hardwick reported net income of $5,087,000 for 1998 compared with net income in 1997 of $5,226,000. The decrease in net income is due primarily to a decrease in service charges on deposit accounts and a settlement with a vendor in 1997. Service charges on deposit accounts decreased approximately
$122,000 or 4.5% compared with service charges on deposit accounts for 1997.
The service charge decreases are due principally to the balances being held in accounts high enough not to require that the banks charge them the monthly fees. Noninterest-bearing accounts increased approximately
$15,123,000 from December 31, 1997 to December 31, 1998. The Registrant received a settlement from a vendor during 1997 of approximately $2,125,000 net of fees. Noninterest expense decreased by approximately $202,000 or 1.1% less than noninterest expense for 1997. The decrease in noninterest expense was principally due to a decrease in salary and employee benefits while being partially offset by an increase in data processing expense.
Hardwick reported a decrease in income tax provision for 1998 of approximately $359,000 or 12.9% due to the percentage of taxable income to total income declining during 1998 compared with 1997.

     During 1998, the Registrant recorded an $500,000 provision for loan losses as compared to $800,000 in 1997. The provision was a result of a net chargeoffs of approximately $365,000 which represents .12% of average net loans outstanding for 1998 as compared with approximately $594,000 or .21% for 1997. The majority of the chargeoffs came from consumer loans as a result of a continued increase in bankruptcies last year throughout the Registrant's market area. Approximately 40% of the workforce in the Registrant's market area are employed in the tufted carpet industry. In recent years the larger, vertically integrated manufacturers have increased their market share, thereby negatively affecting the smaller independent tufters and dyeing and finishing operators, which make up a significant part of the Registrant's business. Downturns in the carpet industry could have a negative effect on the results of operations of the Registrant.

     Loan loss reserves as a percent of loans (net of unearned income and fees) were 2.33%, 2.20% and 2.44% at December 31, 1998, 1997 and 1996,
respectively. Loan loss reserves at December 31, 1998, 1997 and 1996 were 4.3, 6.9 and 6.5, respectively, times nonperforming assets.

     At December 31, 1998 nonperforming assets were approximately
$1,640,000. Of the total nonperforming assets, approximately $900,000 is carried as nonaccrual loans, approximately $499,000 is in loans 90 days past due and still accruing, and approximately $241,000 is carried in other real estate owned.

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

Net Interest Income (Taxable Equivalent Basis)
----------------------------------------------

     In 1998 Hardwick's net interest income was $21,904,000 on average earning assets of $449,720,000, an increase of approximately $881,000 compared with the net interest income of $21,023,000 on average earning
assets of $414,950,000 in the prior year.   The net interest margin for 1998
was 4.9% compared with 5.1% for 1997, reflecting a decrease of approximately
20 basis points.  The decrease was primarily attributable to the decrease in rates earned on loans due to the competitive pressures within the market area of the Registrant.

     In 1997 Hardwick's net interest income was $21,023,000 on average earning assets of $414,950,000, an increase of approximately $1,000,000 compared with the net interest income of $20,023,000 on average earning
assets of $385,067,000 in 1996.   The net interest margin for 1997 was 5.1%
compared with 5.2% for 1996, reflecting a decrease of approximately 10 basis points.  The decrease was primarily due to a decrease in rates earned on loans and an increase in rates paid on time deposits.

NET YIELD ON EARNING ASSETS

     Hardwick's net interest income is influenced by changes in interest rates as well as volume. Average earning assets increased approximately
8.4% during 1998 or approximately $34,770,000. The average yield on interest earning assets was 8.4%. This represents a decrease of approximately 20 basis points when compared with the average yield for 1997 of 8.6%.

     During 1998, average interest-bearing liabilities increased approximately 7.4% or approximately $24,177,000 due to increases in all of the interest-bearing liability categories except for notes payable and capital lease obligations, both of which had a decrease. The average cost of interest-bearing liabilities remained unchanged at 4.5% when compared with 1997. Average noninterest bearing deposits have increased by approximately $5,260,000 or 6.3% from 1997 to 1998.

     During 1997, average interest-bearing liabilities increased approximately 8.13% or approximately $24,399,000 from 1996 primarily due to increases in time deposits, repurchase agreements, borrowings from the Federal Home Loan Bank and note payable to bank, while being partially offset by decreases in transaction accounts, savings deposits and capital lease obligations. The average cost of interest-bearing liabilities increased 10 basis points from 4.4% in 1996 to 4.5% in 1997. Average noninterest bearing deposits increased by approximately $212,000 or .3% from 1996 to 1997.

NONINTEREST INCOME
------------------

     Noninterest income decreased approximately $1,897,000 or 27.8% during 1998, due primarily to a decrease in service charges on deposit accounts of approximately $122,000 and a decrease due to a settlement with a vendor in 1997 of approximately $2,125,000. Net gains realized on the sale of investment securities increased approximately $118,000 and trust income increased approximately $37,000. Credit life commissions increased by approximately $11,000, other fees increased by approximately $37,000 while other miscellaneous income increased by approximately $147,000.

     Noninterest income increased approximately $2,740,000 or 67.1% during 1997 as compared to 1996, due primarily to an increase in service charges on deposit accounts of approximately $384,000, an increase in net gains realized on the sale of investment securities of approximately $63,000, an increase in trust income of approximately $48,000, a settlement with a vendor of approximately $2,125,000, increased credit life commissions of approximately $27,000 and net increases in other miscellaneous income items of approximately $93,000.

NONINTEREST EXPENSE
-------------------

     Noninterest expense for 1998 was $18,362,000 compared to $18,564,000 for 1997, a decrease of 1.1% or approximately $202,000 less than noninterest expense for 1997. The decrease in noninterest expense was principally due to a decrease in salary and employee benefits, professional fees, and FDIC fees while being partially offset by increases in data processing cost, net occupancy expense, office supplies expense and other noninterest expense.
Salary and employee benefits decreased approximately $386,000, a 4.3%
decrease compared with 1997 salary and employee benefits. Of the $386,000 decrease in salary and employee benefits, the Company incurred approximately
$210,000 for an employee personal computer program in 1997. The Company's group medical costs were down approximately $360,000; pension and profit sharing was down approximately $7,000; while the overall salary increases for the year were approximately $191,000 or approximately 3.1% more than 1997.

     Professional fees decreased approximately $44,000 and FDIC fees decreased approximately $5,000. Net occupancy expense increased approximately $24,000; data processing cost increased approximately
$152,000; office supplies and printing increased approximately $25,000 and other noninterest expense increased approximately $32,000 when compared with 1997. Net occupancy expense increased due to additions to the property accounts while data processing costs increased due additional cost of providing credit cards.

     Noninterest expense for 1997 was $18,564,000 compared to $17,540,000 for 1996, an increase of 5.8% or approximately $1,024,000 more than noninterest expense for 1996. The increase in noninterest expense was principally due to an increase in salary and employee benefits, FDIC fees, data processing cost and other noninterest expense. Salary and employee benefits increased approximately $658,000, a 7.9% increase compared with 1996 salary and employee benefits. Of the $658,000 increase in salary and employee benefits, the Company incurred approximately $210,000 for an employee personal computer program which enabled employees to purchase personal computers for home use that would enhance the training for technology purposes on the job site. FDIC fees increased approximately
$44,000 and data processing cost increased approximately $145,000 while professional fees decreased approximately $26,000, and office supplies and printing decreased approximately $10,000 when compared with 1996. Other noninterest expense increased approximately $453,000 principally due to a charge off of goodwill at the Cartersville Branch of Northwest Bank of approximately $183,000; a charge to earnings for the disposition of fixed assets of approximately $193,000, increased credit card fees and expense of approximately $68,000, and increases in other noninterest expenses of approximately $9,000. Net occupancy expense decreased by approximately
$240,000 or 7.1% compared with 1996 net occupancy expense. The net occupancy decrease was due to a reduction in repairs and maintenance of approximately $128,000, depreciation of approximately $15,000, utilities of approximately $28,000 and net decreases in other noninterest expense items of approximately $69,000. Repairs and maintenance has decreased due to the use of the new network systems that have been put into place during 1996 and 1997. Depreciaton has decreased due to assets being fully depreciated and utilities expenses have decreased during 1996 because of the discontinued use of two branch buildings that had been placed in other assets during 1996, of which one was sold in 1997 and the other sold subsequent to December 31, 1998.

Net noninterest expense (defined as noninterest expense less noninterest income, as a percentage of average assets) was 2.7%, 2.5% and 3.1% for 1998, 1997 and 1996, respectively.

INCOME TAXES
------------

     Hardwick recorded an income tax provision of $2,406,000, $2,765,000, and $1,680,000, respectively, for 1998, 1997, 1996. The provision as a percentage of income before taxes reflects effective rates of 32.1%, 34.6%, and 32.0%, respectively, for the years 1998, 1997, and 1996. Note 7 to Hardwick's consolidated financial statements presents additional information.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE
----------------------------------------

     Investment securities available-for-sale increased approximately
$24,738,000 during 1998 from $119,431,000, at December 31, 1997, to
$144,169,000, at December 31, 1998. At December 31, 1998 there was a net unrealized gain net of taxes of approximately $1,104,000, on securities available-for-sale compared with a net unrealized gain net of taxes of approximately $590,000, at December 31, 1997. As deposits grew and loans decreased the funds were placed in the securities portfolio. Management anticipates that the majority of future investment portfolio purchases will continue to be made in taxable investment securities, concentrating on fixed and variable rate securities that complement rate sensitivity and liquidity considerations; however, concerted efforts will be made to increase the level of tax exempt investment securities to complement efforts of reducing the effective tax rate of the Registrant.

LOANS
-----

     Net loans, the largest category of earning assets at December 31, 1998, decreased by approximately $11,681,000 or 3.8% when compared with net loans
at December 31, 1997.   Average net loans represented 67.2% of total average
earning assets during 1998 while net loans at December 31, 1998 represented
55.6% of  total assets.

     Net loans at December 31, 1997, increased by approximately $38,689,000
or 14.3% when compared with net loans at December 31, 1996.   Average net
loans represented 68.8% of total average earning assets during 1997 while net loans at December 31, 1997 represented 62.9% of  total assets.

     At December 31, 1997, approximately 62.1% of Hardwick's loan portfolio was collateralized by real estate. The Boards of Directors of the Banks have given direction to the lending personnel to obtain, when possible, real estate as the primary collateral rather than blanket liens on accounts receivable, inventories, furniture and fixtures, and equipment. Extensions of credit are made based upon the ability of the customer to repay from cash flows and not from the ultimate sale of the underlying collateral. The value of real estate as the underlying collateral is dependent upon the economic conditions within Hardwick's market area. Hardwick places a strong emphasis on obtaining real estate as primary collateral when making commercial loans rather than accepting accounts receivable, inventories and furniture and fixtures as primary collateral. Commercial loans secured by real estate, particularly if collateral dependent, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and are subject to wide fluctuations depending upon economic conditions.

     Certain risks are inherent within the different categories of loans.
Commercial, financial and agricultural loans of the Registrant are concentrated in loans to the tufted carpet industry and the businesses that are associated with supplying that industry. The underlying collateral for these concentrated credits may lose value in a short period of time should there be a downturn in the local economy. The maximum loan to value ratios, as prescribed by Bank policy, are as follows: accounts receivable 80%, inventory 50%, rolling stock 85%, general purpose equipment and machinery
80%, specialized equipment and machinery 70%, listed stocks on the major exchanges 70% margined and non-margined stocks from 70% to 50% subject to Federal Reserve Regulation U requirements, mutual funds 50%, U. S.
government obligations 90%, U. S. government agencies and state and political subdivisions 80%, cash surrender value of life insurance policies
95%, Hardwick savings deposits 100% and other federally insured savings deposits 90%.

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

NONPERFORMING ASSETS
--------------------

     Nonperforming assets, which include nonaccrual loans, loans ninety (90) days past due and still accruing, restructured loans, and potential problem loans, as well as other real estate, totaled approximately $1,640,000 at December 31,1998, up approximately $622,000 from 1997, an increase of approximately 61.1%. Nonperforming loans increased by approximately
$577,000 or 179% during 1998. There was approximately $241,000 in other real estate at December 31, 1998, up 26.2% compared to December 31, 1997.
Management believes that the nonperforming assets have been properly identified and that the necessary reserves to cover potential losses are in place.

     Management believes that the loan loss provision taken in 1998 was appropriate given the increase in nonperforming assets for the year as stated above. The provision is based on management's regular evaluation of current economic conditions, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating credit losses. The loan loss provision during 1998 was approximately $500,000 and approximately $800,000 in 1997. The loan loss provision in 1996 was approximately $396,000.

     The ratio of nonperforming assets to total loans and other real estate was .54% and .32% at December 31,1998 and 1997, respectively, which is an increase of approximately 22 basis points.

     At December 31,1998, the reserve for possible loan losses was $7,119,000 or 2.3% of net outstanding loans, as compared to $6,984,000 or 2.2% of net outstanding loans at December 31, 1997. Management believes the reserve for possible loan losses is adequate to provide for probable loss inherent in the portfolio and continues to review the impact of prevailing and expected economic and business conditions in order to maintain a reserve considered adequate in relation to risk of loss and loans outstanding.

     While management uses available information to recognize losses on loans, future unexpected additions to or reductions in the reserve may become necessary based on changes in economic conditions. Additionally, regulatory agencies, as part of their normal examination process, periodically review the Banks' reserves for possible loan losses. Such agencies may require the Banks to recognize additions to the reserve based on their judgment and evaluation of information available to them at the time of their examination.

DEPOSITS
--------

     Hardwick's average interest bearing deposits increased approximately
$18,415,000 or 5.8% during 1998 compared with 1997. Average time deposits increased $11,278,000 or 5.8% during 1998. Time deposits in denominations of $100,000 or more represented 12.8% of total deposits at December 31,1998 compared to 15.0% at December 31,1997. Hardwick's large denomination time deposits are from customers within its local market area which provides
Hardwick with a greater degree of stability than is typically associated with this source of funds.

     The average balance of interest-bearing deposit accounts other than time deposits, which include NOW, money market and savings deposits, increased by approximately $7,137,000 or 5.8% in 1998 from 1997. Average noninterest bearing demand deposit accounts increased approximately
$5,260,000. These two categories increased due to an overall increase in average deposits. The relatively high increase in time deposits is representative of the willingness of depositors to place their investments for longer periods of time which reflects their expectations of interest rates staying the same or possibly decreasing.

     Hardwick's average interest bearing deposits increased approximately
$21,017,000 or 7.1% during 1997 compared with 1996. Average time deposits increased $21,685,000 or 12.6% during 1997. Time deposits in denominations of $100,000 or more represented 15.0% of total deposits at December 31,1997 compared to 13.2% at December 31, 1996.


CAPITAL RESOURCES
-----------------

     Hardwick and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus
Tier 2) to risk-weighted assets ratio of 8%.  The Federal Reserve Board
("Board") has also established an additional capital adequacy guideline referred to as the Tier 1 Leverage Ratio that measures the ratio of Tier 1
Capital to average quarterly assets. The most highly rated bank holding companies are required to maintain a minimum Tier 1 Leverage Ratio of 4%.
The required ratio is based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk and liquidity. Bank holding companies experiencing internal growth or making acquisitions are expected to maintain a strong capital position of one or two hundred basis points above the minimum capital levels without significant reliance on intangible assets.

     The following tables represent Hardwick's regulatory capital position at December 31, 1998.

                                                                     RISK-BASED CAPITAL RATIOS
                                                                     -------------------------
                                                                       AS OF DECEMBER 31, 1998
                                                                       -----------------------
                                                          AMOUNT                                       RATIO
                                                          ------                                       -----
                                                                       (DOLLARS IN THOUSANDS)
       Tier 1 Capital                                 $   51,035                                       13.01%
       Tier 1 Capital minimum requirement                 15,691                                        4.00%

       Excess                                             35,344                                        9.01%

       Total Capital                                      55,966                                       14.27%
       Total Capital minimum requirement                  31,383                                        8.00%

       Excess                                             24,583                                        6.27%
       Risk adjusted assets net of goodwill
       and excess allowance                           $  392,283
                                                                           LEVERAGE RATIO
                                                                       AS OF DECEMBER 31,1998
                                                       AMOUNT                                         RATIO
                                                                       (DOLLARS IN THOUSANDS)
       Tier 1 Capital to adjusted total assets
       (Leverage Ratio)                               $   51,035                                       10.01%

       Minimum leverage requirement                       15,294                                        3.00%

       Excess                                             35,741                                        7.01%

       Average quarterly total assets, net of
                goodwill <F1>                         $  509,801

<F1> Average total assets, net of goodwill for the quarter ended December 31,
     1998.

(/TABLE>

LIQUIDITY
---------

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

     At December 31,1998, cash equivalents increased approximately
$30,438,000 from December 31, 1997. Operating and financing activities provided cash of approximately $7,401,000 and approximately $38,159,000, respectively, while investing activities used cash of approximately
$15,122,000. Operating activities provided cash principally from net income of approximately $5,087,000, depreciation and amortization of approximately
$2,459,000, provision for loan losses of approximately $500,000, a loss on the disposal of premises and equipmentof approximately $2,000 and an increase in other liabilities of approximately $114,000, while being offset by a gain on other real estate sold of approximately $26,000, deferred tax benefits of approximately $207,000, net securities gains of approximately
$189,000, an increase in accrued interest receivable of approximately
$196,000 and an increase in other assets of approximately $143,000. Funds provided from financing activities included approximately $35,604,000 from a net increase in demand, NOW and savings deposits, a net increase in securities sold under agreements to repurchase of approximately $5,870,000, proceeds from exercise of stock options of approximately $1,821,000.
Additionally, funds used in financing activities included maturing time deposits greater than the sale of time deposits of approximately $2,853,000;
repayments of FHLB advances of approximately $75,000; principal payments on capital lease obligations of approximately $208,000 and payments of cash dividends of approximately $2,000,000.

     Significant investing activities using cash included purchases of investment securities available-for-sale of approximately $80,878,000 and purchases of premises and equipment of approximately $2,470,000. Investing activities providing cash included  proceeds  from maturities of investment securities available-for-sale of approximately $27,666,000;  proceeds from sales of investment securities available-for-sale of approximately
$29,280,000 and loans collected greater than loans originated of
approximately $10,889,000.   Additionally, cash was provided from proceeds
from the sale of other real estate owned of approximately $268,000 and proceeds from the sale of premises and equipment of approximately $123,000.

INTEREST RATE SENSITIVITY
-------------------------

     The interest rate sensitivity of Hardwick's assets and liabilities provides an indication of the extent to which Hardwick's net interest income may be affected by interest rate movements. An indicator of the rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities, which is referred to as the "gap". The table below presents Hardwick's gap position at December 31, 1998, (dollars in thousands):


                                                                               One Year
                                                              Within           Through           Over
                                                             One Year         Five Years      Five Years          Total
                                                             --------         ----------      ----------          -----
       Interest sensitive assets                             $  155,148          228,544         110,140          493,832

       Interest sensitive liabilities                           324,229           49,909               -          374,138
                                                            -----------          -------         -------          -------
       Periodic Interest sensitivity gap                    $  (169,081)         178,635         110,140          119,694
                                                            ===========          =======         =======          =======

       Cumulative net earning assets                        $  (169,081)           9,554         119,694          119,694
                                                            ===========          =======         =======          =======
       Cumulative ratio of earning assets
                to interest-bearing liabilities                   47.9%           102.6%          132.0%           132.0%
                                                            ===========          =======         =======          =======
(/TABLE>

         At December 31,1998, Hardwick continues to be liability sensitive on a short-term basis and asset sensitive on a long-term basis. Liability sensitivity generally indicates that an increase in interest rates would result in lower net interest income and that a decrease in interest rates would result in higher net interest income than would result if interest rates remained constant. Conversely, asset sensitivity indicates that rate increases would result in higher net interest income and that decreases in interest rates would result in lower net interest income.

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


BANK PREMISES AND EQUIPMENT
---------------------------

     During 1998, Hardwick's capital expenditures approximated $2,470,000.
Included was approximately $1,243,000 for building improvements at the main office of First National Bank of Northwest Georgia in Calhoun, Georgia, and the purchase of land of approximately $224,000 and a building of approximately $210,000 adjacent to the main office of Hardwick Bank in Dalton, Georgia. Office furniture, fixtures and office equipment of approximately $159,000 were purchased. Computer equipment for the continuing upgrade of the local and wide area networks of approximately
$491,000 was purchased during 1998. During 1998 approximately $143,000 in automobiles were purchased. The Registrant is projecting approximately
$1,100,000 in capital expenditures in 1999, comprising of approximately
$600,000 in building improvements, approximately $400,000 in office and computer equipment and approximately $100,000 in automobiles.

INFLATION
---------

     Inflation affects the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Registrant copes with the effects of inflation through the management of its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its level of net income relative to its dividend payout policy.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In 1998, the Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Adoption of this standard is discussed in Note 16 to Hardwick's consolidated financial statements. As the Company sponsors no pension or other postretirement benefits, the disclosure requirements of SFAS No. 132, "Employers'
Disclosure about Pensions and Other Postretirement Benefits" are not applicable.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 131, "Disclosures and Segments of an Enterprise and Related
Information", which is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments. Under the provisions of this statement, operating segments can be aggregated into one segment if the segments have similar economic characteristics, products and services, types or classes of customers, and regulatory environments. The reportable segments were determined based on management's internal reporting approach, which is separated by each subsidiary. The reportable segments are comprised of the two banks owned by the holding company, as well as the holding company itself. Segment information is reported in Note 17 to Hardwick's consolidated financial statements on page F-24.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not hold or engage in transactions using derivative financial instruments and does not believe that adoption of the standard will have a material impact on either its balance sheet or results of operations.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for
Mortgage-Backed Securities Retained After the Securitization of Mortgage
Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for the fiscal quarter beginning after December 15, 1998. This statement amends FASB No. 65, "Accounting for Certain Mortgage Banking Activities," to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. As the Company does not securitize its mortgage loans held for sale or hold mortgage loans for sale, this statement does not apply.

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

IMPACT OF THE YEAR 2000 ISSUES
------------------------------
     Generally, the year 2000 risk involves computer programs and computer hardware that are not able to perform without interruption into the year
2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize such a date change; computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If it is not adequately addressed by HHC or its suppliers and borrowers, the year 2000 issue could result in a material adverse impact on HHC's financial condition and results of operations.

HHC'S STATE OF READINESS
------------------------

     HHC has been assessing its Year 2000 readiness since 1996. HHC has formed a committee charged with the task of identifying and remediating date recognition problems in both IT and non-IT systems. Guided by requirements as well as examination by banking regulators, the committee has developed a comprehensive plan to assess HHC's Year 2000 readiness with respect to both
IT and non-IT systems. HHC's inventory of such systems is complete and HHC believes its IT and non-IT systems are Year 2000 compliant and has not found any mission critical system to be deficient.

     HHC has completed the remediation or replacement of its systems.
Testing occurred in 1998, and further testing will occur during 1999. HHC believes that it has identified all major internal business and operational functions that will be impacted by the year 2000 date change. HHC's mainframe processing is outsourced to a third party vendor and the software for year 2000 has been in service since October 1998. The application testing was competed in October of 1998. The "street testing", i.e., testing for year end, quarter ends, leap year and future years will be completed by March 31, 1998. Both subsidiary banks of HHC have been through Phase II examinations by their respective regulatory authorities without any major concerns being brought to the attention of their Boards of Directors and or management.

COST ASSOCIATED WITH YEAR 2000 ISSUES
-------------------------------------

     HHC does not anticipate that its year 2000 related costs will be material to its financial condition or results of operations. HHC has estimated that its total costs for the evaluation, remediation and testing of its IT and non-IT systems in connection with the year 2000 Issue will be approximately $745,000. Approximately $607,000 has been incurred to date and included in the results of operations as an expense or capitalized and is to be amortized over the the respective useful lives. The remaining
$138,000 has been included in the expenditures budget for 1999.

RISK OF THIRD-PARTY YEAR 2000 ISSUES
------------------------------------

     The impact of year 2000 non-compliance by outside parties with whom HHC transacts business cannot be accurately gauged. HHC has surveyed its major business partners to ascertain their Year 2000 readiness. Although not all are Year 2000 compliant at this date, HHC has received certain assurances that such third parties will be ready for the Year 2000 date change by the end of 1999. HHC and its major third party partners, except for the Federal
Reserve check clearing services division, have completed testing and reviewing of all critical year 2000 date issues in their systems. The
Federal Reserve has stated that their systems will be compliant by the end of 1999. If the Federal Reserve does not complete remediation of their system in time, HHC has an alternate check clearing partner that has completed all Year 2000 certification tests.

     The most likely worst case scenario for HHC is that there may be no power to support its systems. This case would be handled in the same manner in which it handles winter and summer storms that down power lines. Members of the HHC Year 2000 committees have attended meetings held by the State of Georgia, and the counties and cities where the Bank subsidiaries are located. The utilities in its operating area have stated that any embedded technology that causes power outages due to Year 2000 will be handled by using the same emergency procedures used during serious storms and the delay would be minimal at most.

CUSTOMER AWARENESS AND BORROWER RISK ASSESSMENT
-----------------------------------------------

     HHC has aggressively worked to educate its depositors and borrowers regarding the Year 2000 Issues. HHC has hosted community seminars, developed statement stuffers, and placed detailed brochures about the Year 2000 issues in all its branch lobby locations. Risk assessments on borrowers have been completed and HHC has initiated a Year 2000 assessment procedure during loan review and approval for all new and renewed loans.

YEAR 2000 CONTINGENCY PLANNING:
-------------------------------

     The Registrant's Corporate Disaster Contingency and Recovery Plan was
established in the fourth quarter of 1992. Its present contingency plan covers both natural and man-made disasters, but was not specific enough to
handle the Year 2000 Event.   For Year 2000 purposes all financial
institutions are regulated very closely by departments of the federal government and operate in uniformity through the Federal Financial
Institutions Examination Council or "FFIEC". The FFIEC has established specific guidelines for financial institutions to develop a Year 2000 contingency plan.  The Registrant's Board of Directors has approved the
FFIEC guidelines for use in developing our contingency plan.

     The corporate contingency plan called for a multi-phase approach in the development process. The first phase was to develop the responsibility and reporting line of command. Each subsidiary appointed a command post consisting of the bank president, the highest-ranking manager representing each division within the company, and the Year 2000 coordinator. The command post approved a line of business committee that represented the supervisor of each department within the company and a backup for each one. This individual is referred to as the Line of Business Coordinator or Rapid
Response Team Member. Using the FFIEC guidelines as a checklist project approach, the contingency plan format was developed and approved by the Command Post. The approach and plan was communicated to the line of business committee through officially documented committee meetings and individual interviews.


     The project approach approved by the command post and the bank's Board of Directors was for each line of business committee member to develop a matrix of all duties and functions performed on a daily, weekly, monthly, quarterly, annually, as needed, or demand basis. The matrix also reflected all personnel within a department indexed by which employees were responsible for each duty or function, and all employees who were cross-trained on each duty as a backup. The line of business coordinator would develop a matrix of only critical duties or functions from the master matrix list. The second matrix became the critical duties and functions list that was used to develop a risk analysis and contingency report. The risk analysis and contingency planning report includes the following information:

   *  The duty or function.
   *  A risk category group code was established for each duty or function
      (i.e., staff problems, utility outages, software problem).
   *  The degree of negative impact on its business if the risk should occur.
   * Pre-implementation mitigating actions- that must be done to prepare for the event and how to address it afterwards.
   * Proposed workaround for each contingency and the description of the basis for taking the approach for that duty or function.
   *  Name of person to contact if the situation occurs.

The risk analysis and contingency planning report was used to develop the content for the actual contingency plan.

The Registrant's Year 2000 Contingency Plan contains the following information:

     Staffing and work schedules:  Expected work and vacation schedules
     ---------------------------
     before, during, and after the event are listed along a personnel contact list.

     Recovery Support Team:  A team of well trained and fully empowered
     ---------------------
     employees who will  identify and correct any disruption to the business during and after the event. The employee's name, address, home phone, alternate phone, cellular phone, and electronic mail address are listed. The list of employees also indicates if they are line of business or command post members and if they live more than 30 miles from the main office.

     Assumptions: Lists inlcude certain assumptions that an employee may use
     -----------
     in developing the contingency plan based on decisions already made by management. The assumptions are segmented by the last quarter of 1999, and the periods of December 30, 1999 to January 10, 1999 and January
     11, 1999 to April 15, 1999.

     Plans and Priorities: Segmented by the time periods described in the
     --------------------
     Assumptions section above. This section documents the communication plan during the three periods covered by the event plan and identifies the duties and plans to continue normal operating procedures.

     Y-2K Contingency Plan: Documentation of the steps to be taken if an
     ----------------------
     interruption occurs and is listed by category of problem (i.e., utility outage, software problem).

     Employee Location Directions: Detailed navigational directions to an
     ----------------------------
     employee's home for emergency purposes and possible communication disruptions.
     Unresolved Issues: Description of any issues that remain unresolved by
     -----------------
     the line of business coordinator. This section will continue to be reviewed by the line of business committee and the Year 2000 coordinator until all issues are resolved.

The Registrant's corporate contingency plan was completed by December 31, 1998 and approved by the Board of Directors of the Registrant and reviewed by the Board of Directors of each of the bank subsidiaries. The board and management of each bank understand that these plans will be reviewed and changed periodically due to staff and procedure changes. It is the responsibility of each line of business coordinator to review these plans with each employee in their departments. The contingency plans will be tested in the fourth quarter of 1999. This test will be conducted under the scrutiny of our internal auditors, the Year 2000 coordinator, and an outside consultant. The line of business or Y2K committee reviews progress on the contingency llans biweekly and the command post and Board of Directors review progress once a month.






SELECTED STATISTICAL INFORMATION

AVERAGE BALANCE SHEETS, INTEREST RATES
AND INTEREST DIFFERENTIALS

                                                                              Years Ended December 31,
                                                                              ------------------------
       (Dollars in thousands)
                                                                 1998                    1997                   1996
                                                                 ----                    ----                   ----
       ASSETS
       Interest-earning assets:
       Loans, net (a)                                       $   302,205                285,444                 255,043
       Taxable investment securities                            102,129                 95,098                  91,785
       Non-taxable investment securities                         28,650                 21,576                  29,389
       Federal funds sold and deposits in banks                  16,736                 12,832                   8,850
                                                            -----------             ----------               ---------
       Total interest-earning assets                            449,720                414,950                 385,067
       Cash and due from banks                                   21,894                 22,168                  22,394
       Premises and equipment                                    14,175                 14,574                  15,869
       Other assets                                               9,948                 10,492                  10,749
                                                            -----------             ----------               ---------
       Total assets                                         $   495,737                462,184                 434,079
                                                            ===========             ==========               =========
       LIABILITIES & STOCKHOLDERS' EQUITY
       Interest-bearing liabilities:
       Transaction accounts (b)                             $   100,398                 93,698                  93,810
       Savings deposits                                          29,581                 29,144                  29,700
       Time deposits                                            205,103                193,825                 172,140
       Federal funds purchased and securities
          sold under agreements to repurchase                     5,147                  4,442                   3,024
       FHLB advances                                              8,196                  2,130                     346
       Note payable                                                   0                    808                     440
       Capital lease obligation                                     368                    569                     757
                                                            -----------             ----------               ---------
       Total interest-bearing liabilities                       348,793                324,616                 300,217

       Noninterest-bearing demand deposits                       89,216                 83,956                  83,744
       Other liabilities                                          4,440                  4,093                   3,485
                                                            -----------             ----------               ---------
       Total liabilities                                        442,449                412,665                 387,446

       Stockholders' equity                                      53,288                 49,519                  46,633
                                                            -----------             ----------               ---------
       Total liabilities and
                stockholders' equity                        $   495,737                462,184                 434,079
                                                            ===========             ===========              =========
(/TABLE>

(a) Average loans are shown net of unearned discounts and deferred loans fees and the reserve for possible loan losses. Nonperforming loans, including nonaccrual loans, are included, but not material.

(b) Includes money market deposit accounts.


AVERAGE BALANCE SHEETS, INTEREST RATES
AND INTEREST DIFFERENTIALS (continued)

(Dollars in thousands)                                                       Years ended December 31,
                                                               ----------------------------------------------------
                                                                    1998               1997                 1996
                                                               --------------       -----------        ------------
       Interest earned on:
                Loans, net (a) (b)                             $      28,764             27,671              25,131
                Taxable investment securities                          6,503              5,820               5,273
                Nontaxable investment securities (a)                   1,605              1,502               2,328
                Federal funds sold and bank deposits                     870                693                 460
                                                               -------------        -----------        ------------
                        Total interest income                         37,742             35,686              33,192
                                                               -------------        -----------        ------------
       Interest paid on:
                Transaction accounts (c)                               2,502              2,312               2,383
                Savings deposits                                         741                740                 757
                Time deposits                                         11,911             11,180               9,780
                Federal funds purchased and
                    securities sold under agreements to
                        repurchase                                       224                205                 131
                    FHLB advances                                        430                126                  28
                Note payable                                               0                 55                  27
                Capital lease obligation                                  30                 45                  63
                                                               -------------        -----------        ------------
                        Total interest expense                        15,838             14,663              13,169
                                                               -------------        -----------        ------------
       Net interest income                                     $      21,904             21,023              20,023
                                                               =============        ===========        ============
       Average percentage earned on:
                Loans, net (a)(b)                                       9.5%               9.7%                9.9%
                Taxable investment securities                           6.4%               6.1%                5.7%
                Nontaxable investment securities (a)                    5.6%               7.0%                7.9%
                Federal funds sold and bank deposits                    5.2%               5.4%                5.2%

                        Total interest income                           8.4%               8.6%                8.6%

       Average percentage paid on:
                Transaction accounts(c)                                 2.5%               2.5%                2.5%
                Savings deposits                                        2.5%               2.5%                2.5%
                Time deposits                                           5.8%               5.8%                5.7%
                Federal funds purchased and
                       securities sold under agreements to
                    repurchase                                          4.3%               4.6%                4.3%
                    FHLB advances                                       5.2%               5.9%                8.1%
                Note payable                                               -               6.8%                6.1%
                Capital lease obligation                                8.1%               7.9%                8.3%

                        Total interest expense                          4.5%               4.5%                4.4%

       Net interest margin                                              4.9%               5.1%                5.2%
(/TABLE>

(a) Reflects taxable equivalent adjustments using a tax rate of 34% in adjusting interest on nontaxable loans and securities to a fully taxable basis.
(b) Interest income includes loan fees as follows (in thousands):
    1998-$1,234: 1997-$1,320; 1996-$1,340.
(c) Includes money market accounts.

AVERAGE BALANCE SHEETS, INTEREST RATES,
AND INTEREST DIFFERENTIALS (continued)
                                                                                                                            Due to
                                                                                             Increase                     Changes in
       (Dollars in thousands)                                  1998           1997          (Decrease)       Volume        Rate (a)
                                                               ----           ----          ---------        ------        --------
       Interest earned on:
                Loans, net (b)                            $    28,764         27,671            1,093           977            116
                Taxable investment securities                   6,503          5,820              683            42            641
                Nontaxable investment securities (b)            1,605          1,502              103             7             96
                Federal funds sold                                870            693              177            10            167
                                                           ----------     ----------       ----------  -  ---------     ----------
                        Total interest income                  37,742         35,686            2,056         1,036          1,020
                                                           ----------     ----------       ----------  -  ---------     ----------
       Interest paid on:
                Transaction accounts (c)                        2,502          2,312              190             5            185
                Savings deposits                                  741            740                1             -              1
                Time deposits                                  11,911         11,180              731            42            689
                Federal funds purchased and
                        securities sold under
                        agreements to repurchase                  224            205               19             1             18
                     Other borrowed funds                         430            126              304            18            286
                Note payable to bank                                -             55              (55)          (55)             -
                Capital lease obligation                           30             45              (15)           (1)           (14)
                                                           ----------     ----------       ----------     ---------     ----------
                        Total interest expense                 15,838         14,663            1,175            10          1,165
                                                           ----------     ----------       ----------     ---------     ----------
       Net interest income                                $    21,904         21,023              881         1,026           (145)
                                                           ==========     ==========        =========     =========     ==========
                                                                                                                            Due to
                                                                                             Increase                     Changes in
       (Dollars in thousands)                                  1997           1996          (Decrease)       Volume        Rate (a)
                                                               ----           ----          ---------        ------        --------
       Interest earned on:
                Loans, net (b)                            $    27,671         25,131            2,540         3,010           (470)
                Taxable investment securities                   5,820          5,273              547           189            358
                Nontaxable investment securities(b)             1,502          2,328             (826)         (617)          (209)
                Federal funds sold                                693            460              233           207             26
                                                           ----------     ----------       ----------     ---------     ----------
                              Total interest income            35,686         33,192            2,494         2,789            (295)
       Interest paid on:
                Transaction accounts (c)                        2,312          2,383              (71)           (3)            (68)
                Savings deposits                                  740            757              (17)          (14)             (3)
                Time deposits                                  11,180          9,780            1,400         1,236             164
                Federal funds purchased and
                        securities sold under
                        agreements to repurchase                  205            131               74            61              13
                Other borrowed funds                              126             28               98           145             (47)
                Note payable to bank                               55             27               28            22               6
                Capital lease obligation                           45             63              (18)          (16)             (2)
                                                           ----------     ----------       ----------     ---------     ----------
                              Total interest expense           14,663         13,169            1,494         1,431              63
                                                           ----------     ----------       ----------     ---------     ----------
       Net interest income                              $      21,023         20,023            1,000         1,358           (358)
                                                           ==========     ==========       ==========     =========     ==========

(a)  The change in interest due to both rate and volume has been allocated to the rate component.
(b)  Reflects taxable equivalent adjustments using a tax rate of 34% in adjusting interest on non-taxable loans and securities to a fully taxable basis.
(c)  Includes money market deposit accounts.
(/TABLE>

INVESTMENT PORTFOLIO
The amortized cost and approximate fair value of investment securities available-for-sale for the indicated years are presented below (in thousands):

                                                                                         December 31, 1998
                                                                                        -----------------
                                                                                      Gross            Gross
                                                                   Amortized        Unrealized       Unrealized       Fair
                                                                     Cost             Gains            Losses         Value
                                                                   ---------        ----------       -----------      -----
       US treasury &  government agencies                          $ 74,997             756            (118)       $ 75,635
       Mortgage backed and other debt and equity securities          34,592             105             (92)         34,605
       State and Municipal                                           32,907           1,028              (6)         33,929
                                                                   --------           -----            ----        --------
                Total  investment securities                       $142,496           1,889            (216)       $144,169
                                                                   ========           =====            ====        ========
(/TABLE>

                                                                        December 31, 1997             December 31, 1996
                                                                    -----------------------       -------------------------
                                                                    Amortized        Fair         Amortized          Fair
                                                                      Cost           Value           Cost           Value
                                                                    ---------        -----        ---------         -----
       US treasury &  government  agencies                         $ 72,776         72,871        $ 75,682          75,162
       Mortgage backed and other debt and equity securities          23,345         23,324          18,645          18,505
       State and Municipal                                           22,416         23,236          25,347          26,499
                                                                   --------        -------        --------        --------
                Total investment securities                        $118,537        119,431        $119,674         120,166
                                                                   ========        =======        ========        ========
(/TABLE>
         The following table shows the contractual maturities of investment securities, based on their estimated fair value, at December 31, 1998
(in thousands) and the weighted average yields of  securities.  Maturities of mortgage backed securities have been determined based on the contractual maturity of their underlying mortgage pools.  The yields on state and municipal securities are computed on a taxable equivalent basis using the statutory federal income tax rate of 34%.

                                                                                           Mortgage
                                                                             U.S.           Backs
                                                                        Treasury &         & Other           State
                                                                         Government          Debt             and
                                                                          Agencies        Securities       Municipal       Total
                                                                        -----------      -----------       ---------       -----
       Within one year                                  -amount             13,643              91          1,532          15,266
                                                        -yield               6.14%           6.40%          9.69%

       After one  year but within five years            -amount             40,884          30,430         12,479          83,793
                                                        -yield               6.06%           5.99%          6.78%

       After five but within 10 years                   -amount             20,114           2,125         14,899          37,138
                                                        -yield               6.40%           6.24%          7.11%

       After 10 Years                                   -amount                994               -          5,019           6,013
                                                        -yield               6.36%               -          6.38%



LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to types of loans
         (Dollars in thousands):
                                                                                           December 31,
                                                            -----------------------------------------------------------------------
                                                                 1998           1997           1996           1995           1994
                                                                 ----           ----           ----           ----           ----
    Real estate loans                                       $  190,071        193,424        161,489        137,244        139,254
    Commercial loans                                            59,719         60,929         53,836         53,989         51,149
    Consumer loans                                              26,738         35,122         39,102         40,595         34,856
    Other loans                                                 29,363         28,081         24,214         14,362          9,805
                                                            -----------     ---------     ----------     ----------     ----------
    Total loans                                                305,891        317,556        278,641        246,190        235,064
    Less:    Unearned discounts and deferred
                     loan fees                                    (294)          (413)          (393)          (387)          (654)
             Reserve for loan losses                            (7,119)        (6,984)        (6,778)        (6,614)        (6,566)
                                                            -----------     ---------     ----------     ----------     ----------
    Net loans                                               $  298,478        310,159        271,470        239,189        227,844
                                                            ==========      =========     ==========     ==========     ==========
(/TABLE>

ANALYSIS OF INTEREST RATE SENSITIVITY

         The following table includes a listing of earning assets and interest bearing liabilities and the distribution according to the earliest repricing opportunity or remaining maturity at December 31, 1998. Also, included are the related periodic and cumulative gaps for each period.

                                                                                            One               Over
                                                                                           Year            Five Years
                                                                           Within         Through           and Non-
                                                                            One            Five               Rate
                                                                            Year           Years            Sensitive          Total
                                                                           ------         -------         ------------         -----
                                                                                             (Dollars in thousands)
        INTEREST-EARNING ASSETS:
        Total loans                                                    $    94,151          144,751            66,989        305,891
        Taxable investment securities                                       15,693           71,314            23,233        110,240
        Nontaxable investment securities                                     1,532           12,479            19,918         33,929
        Federal funds sold and deposits in banks                            43,772                -                 -         43,772
                                                                       -----------          -------           -------        -------
        Total earning assets                                               155,148          228,544           110,140        493,832
                                                                       -----------          -------           -------        -------
        INTEREST-BEARING LIABILITIES:
        Transaction accounts (a)                                           113,227                -                 -        113,227
        Savings deposits                                                    29,547                -                 -         29,547
        Time deposits                                                      156,027           41,708                 -        197,735
        Federal funds purchased and securities sold under
           agreements to repurchase                                         25,209                -                 -         25,209
        FHLB advances                                                            -            8,156                 -          8,156
        Capital lease obligations                                              219               45                 -            264
                                                                       -----------          -------           -------        -------
        Total interest-bearing liabilities                                 324,229           49,909                 -        374,138
        Noninterest-bearing funds                                                -                -           102,027        102,027
                                                                       -----------          -------           -------        -------
        Total interest-bearing and noninterest-bearing funds               324,229           49,909           102,027        476,165
        GAP SUMMARY
        Periodic net earning assets                                    $ (169,081)          178,635             8,113         17,667
                                                                       ==========           =======           =======        =======
        Ratio of earning assets to interest-bearing liabilities
             and noninterest-bearing funds                                   47.9%           457.9%            108.0%         103.7%
                                                                       ==========           =======           =======        =======
        Cumulative net earning assets                                  $ (169,081)            9.554            17,667        17,667
                                                                       ==========           =======           =======        =======
        Cumulative ratio of earning assets to interest-
            bearing liabilities and noninterest-bearing funds                47.9%           102.6%            103.7%         103.7%
                                                                       ==========           =======           =======        =======
        (a) Includes NOW and  money market accounts.
(/TABLE>

         The rate sensitivity analysis table is designed to demonstrate
Hardwick's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of Hardwick's assets and liabilities for the period shown. A ratio of greater than 100% of earning assets to interest bearing liabilities (more interest earning assets repricing in a given period than interest bearing liabilities) indicates that an increase in interest rates would generally result in a increase in net income for Hardwick and a decrease in interest rates will result in a decrease in net income. Conversely, a ratio less than 100% of earning assets to interest bearing liabilities (less interest earning assets repricing in a given period than interest bearing liabilities) indicates that a decrease in rates would generally result in an increase in net income and an increase in interest rates would result in a decrease in net income. However, shifts in the structure of interest sensitive assets and liabilities are made by management in response to interest rate movements.


RISK ELEMENTS IN THE LOAN PORTFOLIO

         The following table represents information concerning outstanding balances of nonperforming loans at December 31, 1998, 1997, 1996, 1995 and 1994. Nonperforming loans comprise: (a) loans on which recognition of interest income has been discontinued
("nonaccrual loans"); (b) loans contractually past due 90 days or more as to interest or principal payments which are still accruing interest ("past-due loans"); and (c) loans, the terms of which have been renegotiated to provide for an extension of the original payment period and/or a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("restructured loans"):

                                                    Nonaccrual    Past-Due     Restructured
                                                      Loans        Loans          Loans       Total
                                                    ----------    --------     ------------   -----
                                                               (Dollars in thousands)
       December 31, 1998                           $   900          499             -        1,399

       December 31, 1997                           $   323          504             -          827

       December 31, 1996                           $   449          551            49        1,049

       December 31, 1995                           $   507          201            52          760

       December 31, 1994                           $ 1,401           16            55        1,472
(/TABLE>

The components of nonperforming loan categories at December 31,1998 are presented below (in thousands)

                                                        Nonaccrual        Past-Due       Restructured
                                                          Loans            Loans            Loans             Total
                                                        ----------       ---------       -------------        -----
       Real estate loans                               $    549              269                -                818
       Commercial loans                                     351              198                -                549
       Consumer loans                                         -               32                -                 32
                                                       --------           ------             -----            ------
       Total                                           $    900              499                -              1,399
                                                       ========           ======             =====            ======
(/TABLE>

         Loans on which the accrual of interest has been discontinued
are designated as nonaccrual when doubt exists as to the
full, timely collection of interest or principal.  Income on such loans is then recognized only to the extent that cash is
received in excess of required principal payments and if the future collection of principal is probable.  Interest earned not
yet collected at  the date of placement into nonaccrual is reversed from earnings in the period in which the nonaccrual status
is established.  The decrease in nonaccrual loans from the level at
December 31, 1996, has been dispersed principally over the
real estate and commercial  loan categories.       Interest accruals
are recorded on such loans only when they are fully current
with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible
as to both principal and interest.  Interest income on nonaccrual loans which would have been reported on an accrual basis
amounted to approximately, $98,000; $108,000,  and $123,000,  in 1998,
1997,  and 1996,  respectively,  which was included in
earnings only when collected.  Nonaccrual loan interest collected and
reported in earnings was approximately $34,000, $28,000
and $153,000 for 1998, 1997 and 1996, respectively.


OTHER REAL ESTATE

         Set forth below is a schedule of other real estate at December 31, 1998, 1997, 1996, 1995 and 1994, respectively:
(Dollars in thousands)


                                                             Loans Transferred To      Premises Transferred To
                                              Other           Other Real Estate           Other Real Estate
                                           Real Estate        During the Period           During the Period
                Date                         Balance                Ended                       Ended
                ----                       -----------        -------------------       ----------------------
       December 31, 1998                   $      241                   292                            0
       December 31, 1997                   $      191                     0                          191
       December 31, 1996                   $        0                     0                            0
       December 31, 1995                   $       25            $       90                            0
       December 31, 1994                   $       15            $       68                            0
(/TABLE>

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

     Other real estate at December 31, 1995 of approximately $25,000 was up
$10,000 over the $15,000 from December 31, 1994.  During 1995, approximately
$90,000 was transferred from loans to other real estate. The transfer included two properties, one valued at approximately $10,000 and the other valued at approximately $80,000. The $10,000 property was a residence and the $80,000 was undeveloped land. During 1995 the undeveloped land was sold for $85,000 resulting in a gain of approximately $5,000. The balance of other real estate was made up of two personal residences of $10,000 and $15,000. During 1996 the two properties were sold for the carrying values resulting in no gain or loss for the Company. There was no balance in other real estate at December 31, 1996.

     Other assets of approximately $191,000 were reclassified as other real estate during 1997. The other assets had been banking premises in previous years and transferred to other assets during 1996 and subsequently written down by approximately $20,000, to its estimated net realizable value.

     Of the $292,000 in loans transferred to other real estate in 1998, there were three construction loans. Subsequent to being transferred to ORE, two of the construction loan properties booked at approximately
$187,000 were sold for an approximate total of $203,000 which resulted in a gain of approximately $16,000. The old Taylorsville Branch Building, which was in ORE at the beginning of the year of approximately $55,000, was sold for approximately $65,000 resulting in a gain of approximately $10,000. The properties remaining in ORE at December 31, 1998, were the remaining construction loan of approximately $105,000 and the old Fairmount Branch of approximately $136,000, for a total of approximately $241,000. Subsequent to December 31, 1998, the old Fairmount Branch property was sold for approximately $136,000, which was the carrying value of the property. The carrying value of other real estate approximates the market value. No material effect on earnings is expected from the disposition of the other real estate.

SUMMARY OF LOAN EXPERIENCE
                                                                                    Year Ended December 31,
                                                           ---------------------------------------------------------------------
                                                                 1998          1997           1996           1995           1994
                                                                 ----          ----           ----           ----           ----
                                                                                       (Dollars in thousands)
       Average amount of net loans outstanding             $  302,205        285,444        255,043        236,985        218,140
                                                            =========        =======        =======        =======        =======
       Amount of reserve for possible loan losses
                at beginning of period                     $    6,984          6,778          6,614          6,566          6,668
                                                            ----------       -------        -------        -------        -------
       Amount of loans charged off during period:
                Real estate loans                                 165            102            157            171            111
                Commercial loans                                  609            528            540            466            139
                Consumer loans                                    145            525            202            569            271
                Other loans                                         -              -              -              -              -
                                                            ----------       -------        -------        -------        -------
                        Total loans charged off                   919          1,155            899          1,206            521
                                                            ----------       -------        -------        -------        -------
       Amount of recoveries during period:
                Real estate loans                                  46            108             58            117            279
                Commercial loans                                  332            256            409            767            296
                Consumer loans                                    176            197            200            370            444
                Other loans                                         -              -              -              -              -
                                                            ----------       -------        -------        -------        -------
                Total loans recovered                             554            561            667          1,254          1,019
                                                            ----------       -------        -------        -------        -------
       Net loans (recovered) charged off during period            365            594            232            (48)          (498)
                                                            ----------       -------        -------        -------        -------
       Additions to reserve for possible loan losses
                charged to operations                             500            800            396              -           (600)
                                                            ----------       -------        -------        -------        -------
       Amount of reserve for possible loan losses
                at end of period                           $    7,119          6,984          6,778          6,614          6,566
                                                            =========        =======        =======        =======        =======
       Ratio of net (recoveries) charge-offs during
                period to average net loans outstanding
                for the period                                   .12%           .21%           .09%          (.02%)         (0.23%)
                                                            =========        =======        =======        =======        =======
       Ratio of reserve for possible loan losses
                at period end to:
                Total loans outstanding at period end           2.33%          2.20%          2.44%          2.69%          2.80%
                                                            =========        =======        =======        =======        =======
                Nonperforming assets at period end <F1>       434.09%        686.05%        646.14%        842.55%        441.56%
                                                            =========        =======        =======        =======        =======

<F1> Nonperforming assets included nonperforming loans and other real estate

(/TABLE>
ALLOCATION OF RESERVE FOR PROBABLE LOAN LOSSES

     The reserve is based upon management's analysis of the portfolio under current and expected economic conditions. This analysis includes a study of loss experience, a loan-by-loan review each month of all loans $50,000 or more at Northwest Bank, a review of delinquencies and an estimate of the loss in view of the risk characteristics of the portfolio. The loan-by-loan review for Hardwick Bank covers all consumer purpose loans over $5,000 unsecured and $25,000 secured and all commercial loan concentrations over $200,000 unsecured or secured. Hardwick has strict loan underwriting standards which are carried out by lending personnel and monitored by a loan review officer who has no loan origination responsibilities. The purpose of the loan review function is to determine the adequacy of the allowance and related provision for loan losses to be reported by Hardwick.

     The review process described above places emphasis on nonperforming and past-due loans and is designed to identify probable charges to the reserve for possible loan losses as well as to determine the adequacy of the reserve.

     The allocation of the loan loss reserve is arrived at by using the problem loan list at each of Hardwick's subsidiary banks, by assigning ratings to the problem loan list as OAEM, "other assets especially mentioned", Substandard and Doubtful. The ratings are identical to the ratings used by bank regulatory authorities for credits which are classified during their examinations. Each of the loans on the problem loan list is categorized by classification and the sum of the classification, i.e., Real estate, Commercial; Consumer and Other loans is added to determine the amount of the loan loss reserve allocated to each classification. The remainder of the loan loss reserve not allocated is for the coverage of loan losses which have not been either specifically identified by management, by the regulatory examination process, and relate to downturns in the economy and concentrations of credit in specific industries. The allocation of the loan loss reserve is reviewed and approved by the Board of Directors of each bank on a quarterly basis. With the current procedures in place, management believes that the allocation has been reasonably applied to the respective loan categories: (dollars in thousands)


                                               December 31, 1998             December 31, 1997             December 31, 1996
                                         --------------------------      -------------------------     ------------------------
                                                            % of                             % of                        % of
                                                          Loans in                        Loans in                     Loans in
                                           Amount         Category       Amount           Category      Amount         Category
                                           ------         --------       ------           --------      ------         --------
       Real estate loans                 $  2,324            62%         2,370              61%         1,043             59%
       Commercial loans                     1,505            20%         1,036              19%         2,241             19%
       Consumer loans                       1,433             9%         1,309              11%         1,641             14%
       Other loans                            549             9%           124               9%             -              8%
       Unallocated                          1,308            N/A         2,145              N/A         1,853             N/A
                                         --------           ----         -----             ----         -----            ----
                Total                    $  7,119           100%         6,984             100%         6,778            100%
                                         ========           ====         =====             ====         ======           ====
(/TABLE>

                                                   December 31, 1995          December 31, 1994
                                                                 % of                             % of
                                                               Loans in                         Loans in
                                                 Amount        Category       Amount            Category
                                                 ------        --------       ------            --------
       Real estate loans                       $  1,453           56%          1,675               59%
       Commercial loans                           2,304           22%          1,561               22%
       Consumer loans                               993           16%            800               14%
       Other loans                                  186            6%            104                5%
       Unallocated                                1,678           N/A          2,426               N/A
                                               --------        ------         ------            ------
       Total                                   $  6,614          100%          6,566              100%
                                               ========        ======         ======           =======
(/TABLE>

     The loan loss allowance increased by approximately $135,000 for the year ended December 31, 1998, to approximately $7,119,000, from approximately $6,984,000 at December 31, 1997. The change in nonperforming loans from approximately $827,000 to approximately $1,399,000, was an increase of approximately 69.2%. Loans outstanding as a whole decreased approximately $11,665,000, or 3.7%. The increase in the nonperforming loans is reflected in the increase in the allowance for the year ended December
31, 1998. Nonaccrual loans increased approximately $577,000 while past due loans decreased approximately $5,000. Allocations have been made for the concentrated work force within the tufted carpet industry and the probable loss precipitated by consolidation, which is occurring in the tufted carpet industry. Two large privately owned corporations were sold to two large publicly traded corporations during 1998 which will effect the customer base of both banks of the Registrant, the results of which is not known to the Registrant currently.

     The loan loss allowance allocated to real estate loans decreased by approximately $46,000 during 1998, a decrease of approximately 1.9%. The loan loss allowance allocated to commercial loans increased approximately
$469,000 during 1998, an increase of approximately 45.3%. The loan loss allowance allocated to consumer loans increased by approximately $124,000 during 1998, an increase of approximately 9.5%. The loan loss allowance allocated to other loans increased approximately $425,000 during 1998, an increase of approximately 343%. While the increases in the loan loss allowance allocated to commercial, consumer and other loans were increased due to grade changes within the individual categories, the concentrated work force in the tufted carpet industry had the majority of the effect on those increases. The decrease in the loan loss allowance allocated to real estate loans is due principally to the change in grades for loans within that category. The increase in nonaccrual loans exceeded the expected increase of approximately $73,000 when compared with past due loans at December 31, 1997. The level of the loan loss allowance is 5.1 times the level of nonperforming loans at December 31, 1998. The level of the loan loss allowance of 2.33% at December 31, 1998, is 19.4 times greater than the .12% of net charge-offs, which is computed as a percent of average net-loans outstanding for the year ended December 31, 1998. The Board of Directors of the Registrant and the Banks along with management of the Banks are of the opinion that because a concentrated industry has such a large percentage of the market area workforce employed, only slight downturns in the economy have significant effects on its customers to result in their inability to pay principal and interest on their loans.




LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

(Dollars in thousands)
                                                                                   Over one
                                                                  One year       year through        Over
       Loan Category <F1> <F2> <F3>                               or less         five years       Five years          Total
                                                                  --------       -------------     ----------          -----
       Real estate                                            $   38,184            97,778           54,109           190,071

       Commercial                                                 28,852            23,528            7,339            59,719

       Consumer and other loans                                   27,115            23,445            5,541            56,101
                                                              ----------           -------           ------           -------
                Total                                         $   94,151           144,751           66,989           305,891
                                                              ==========           =======           ======           =======
       Loans due after one year:

       Having predetermined interest rates                       $   157,137

       Having floating interest rates                                 54,603
                                                                  ----------
                Total                                            $   211,740
                                                                  ==========

<F1> Scheduled repayments are reported in the maturity category in which the payment is due.
<F2> Demand loans having no stated schedule of repayments and no stated
     maturity as well as overdrafts are included in the due in one year or less category.
<F3> Determination of maturities is based on contract terms.  The
     Registrant's subsidiary banks have loans, which from time to time are rolled over, the approval of which is generally made at the original approval date of the credit. If handled as a change in terms, the credit is subject to the same review and approval process as a new credit. Maturities are revised when a loan is rolled over.

(/TABLE>

DEPOSITS

The average amounts of deposits for the years indicated are presented below:

(Dollars in thousands)
                                                                       1998             1997            1996
                                                                       ----             ----            ----

       Noninterest-bearing demand deposits                       $    89,216           83,956          83,744
                                                                  ----------         --------        --------
       Interest-bearing demand and
                money market deposits                                100,398           93,698          93,810

       Savings deposits                                               29,581           29,144          29,700

       Time deposits                                                 205,103          193,825         172,140
                                                                  ----------         --------        --------
                Total interest-bearing deposits                      335,082          316,667         295,650
                                                                  ----------         --------        --------

                Total average deposits                          $    424,298          400,623         379,394
                                                                 ===========         ========        ========
(/TABLE>

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The maturity of time deposits of $100,000 or more as of December 31,1998 are presented below (in thousands):

       3 months or less                                   $     21,099
       Over 3 months through 6 months                           12,173
       Over 6 months through 12 months                          14,599
       Over 12 months                                            8,565
                                                            ----------
                Total Outstanding                         $     56,436
                                                            ==========
RETURN ON EQUITY AND ASSETS

Certain financial ratios are presented below:



                                                                                  Years ended December 31,
                                                                           -----------------------------------
                                                                             1998         1997           1996
                                                                             ----         ----           ----
       Return on average assets                                             1.03%         1.13%          0.82%
                                                                           ======        ======         ======

       Return on average equity                                             9.55%        10.55%          7.66%
                                                                           ======        ======         ======

       Dividend payout ratio-based on dividends declared                   40.53%        32.34%         56.27%
                                                                           ======        ======         ======

       Average equity to average assets                                    10.75%        10.71%         10.74%
                                                                           ======        ======         ======
(/TABLE>

ITEM 7 (a):  MARKET RISK MANAGEMENT

     In January 1997, the Securities and Exchange Commission adopted new rules that require quantitative and qualitative disclosures of market risk for financial instruments. The quantitative market risk disclosures must be classified between financial instruments entered into for trading purposes and all other financial instruments. As of December 31, 1998, the Company holds no financial instruments for trading purposes.

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

     On December 31, 1998, the interest rate risk position of the Company was relatively neutral as the impact of an instantaneous increase or decrease in interest rates of 100 basis points would have caused net interest income to change in a converse direction of the interest rate change by approximately $157,000 or .73%. This variance is compared to projected net interest income if rates remain stable. These simulated computations should not be relied upon as indicative of actual future results. Furthermore, the computations do not contemplate certain actions that management could undertake in response to future changes in interest rates.

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


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Registrant, their respective ages, directorships in any publicly owned companies, positions held by each with the Registrant, their principal occupations and the number of shares of the Registrant's common stock owned beneficially by each director and executive officer as of March 19,1999 are as follows. Except as otherwise indicated, each director and executive officer has been or was engaged in his present or last principal employment, in the same or a similar position for more than five years. Unless otherwise stated, percentages of shares beneficially owned are based on 4,225,996 shares outstanding on March 19, 1999.

                                                                          Number of Shares Owned
    Name (Age) and Business Background                                     (Percent of Class)
    ----------------------------------                                    ----------------------
    Kenneth E. Boring (74)                                                 1,660,000 (39.3%) <F1>
            Chairman and Chief Executive Officer
            of Hardwick since March 1981;
            Hardwick Bank since May 1984 and,
            since 1986, Chairman of
            Northwest Bank; Partner in Boring
            and Boring, which is engaged in
            real estate investment; Partner in
            Boring, Boring, and Minor, which
            is engaged in real estate
            investment.

    James M. Boring, Jr. (77)                                              1,127,790 (26.7%) <F2>
           President and Director of Hardwick
           since March 1981; Director of
           Hardwick Bank since February 1977;
           Director of Northwest Bank since
           Boring, which is engaged in real
           estate investment; Partner in Boring,
           Boring and Minor, which is engaged
           in real estate investment.

    Wayne R. Broaddus (65)                                                 5,307* <F3>
           Director of Hardwick since December 1994;
           President & CEO of Associated Aggregates
           International, Inc.

    Robert M. Chandler (50)                                                59,530 (1.4%) <F4>
           Director of Hardwick from February
           1985 through March 1988, and since
           February 1989;Director of Hardwick
           Bank since December 1985; Vice
           President, Queen Carpet Corp.
           (Patcraft Division), a
           Manufacturer of carpet.

    Richard R. Cheatham (55)                                               1,595,300 (37.7%) <F5>
           Director of Hardwick since February
           1995; Vice Chairman of
           Hardwick since April 1995; Partner,
           Kilpatrick Stockton LLP,  Attorneys at Law.

    David J. Lance (44)                                                    56,475 (1.3%) <F6>
           Director of Hardwick since April 1988; President,
           Director of Northwest Bank since October 1980; Chief
           Executive Officer of Northwest Bank since May 1984.

    Norman D. McCoy (58)                                                   5,860 *
           Director of Hardwick since March 1981;
           President and Chief Executive Officer of
           Dalton Supply Co.,
           Inc., a wholesale distributor of
           industrial supplies.

    Marshall R. Mauldin (53)                                               62,280 (1.5%) <F7>
           Director of Hardwick since March 1981; President, Chief
           Executive Officer and Director of Hardwick Bank since
           January 1990; Director and Executive Vice President of
           Executive Vice President and Director of Northwest Bank
           from July 1986 through December 1989.

    Michael Robinson (49)                                                   53,600 (1.3%) <F8>
           Executive Vice President of Hardwick since 1990;
           Secretary, Treasurer and Director of Hardwick since
           Bank since 1986 and Director of Hardwick Bank since 1988;
           Vice President of Hardwick Bank from 1981 through 1989.

    Stanley A. Crawford (54)                                                12,500 *
           Executive Vice President of Hardwick Bank since
           September 1992; Previously City President of NationsBank
           Dalton, Ga.
    All Executive Officers and Directors as a Group                        3,043,842  (72.0%)
         (10 Persons)
______________________________
*    Represents less than one percent of class.

<F1> Includes 670,400 shares owned directly; 14,600 shares owned through an
     Individual Retirement Account ("IRA"); 881,700 shares owned by a family trust of which Mr. Boring serves as Trustee and has sole voting power; 28,100 shares owned by Mr. Boring as custodian for his daughters and 65,200 shares owned by his wife.

<F2> Includes 1,072,033 shares owned directly; 3,257 shares owned through an
     IRA and 52,500 shares owned by his wife.

<F3> Includes 5,307 shares owned through an IRA.

<F4> Includes 23,075 shares owned directly; 800 shares owned through an IRA;
     17,160 shares in a trust in which he is beneficiary; 5,575 shares owned by his wife; 660 shares owned by his wife through an IRA; and 12,260 shares owned as custodian for his son and daughter.

<F5> Includes 1,594,800 shares included in the beneficial ownership of
     Kenneth E. Boring, which may be voted by proxy pursuant to a revocable proxy from Kenneth E. Boring; 250 shares owned through an IRA and 250 shares owned by his wife through an IRA.

<F6> Includes 25,250 shares owned directly; 1,900 shares owned through an
     IRA; and 825 shares owned by his wife, and 28,500 shares under a restricted stock award agreement.

<F7> Includes 33,360 shares owned directly and 420 shares owned through an
     IRA and 28,500 shares under a restricted stock award agreement.

<F8> Includes 25,100 shares owned directly and 28,500 shares under a restricted stock award agreement.

(/TABLE>

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

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation

     There is shown below information concerning the annual and long term compensation for services in all capacities to the Corporation for the fiscal years ended December 31, 1998, 1997, and 1996, of those persons who were at December 31,1998, (1) the Chief Executive Officer, and (2) the four other most highly compensated officers of Hardwick and its subsidiaries whose total salary and bonuses during 1998, exceeded $100,000 (the "Named
Officers").

                                                    SUMMARY COMPENSATION TABLE

                                                                       Annual Compensation
                                                          -----------------------------------------------------
                                                                                                                         All Other
            Name & Principal Position                     Year         Salary          Bonus              Other       Compensation
            -------------------------                     ----         ------          -----              -----       ------------
            Kenneth E. Boring                             1998        $  120,000      $  26,400      $   33,791         $ 10,178
                    Chairman of the Board and Chief       1997           120,000         25,200          29,424           10,094
                    Executive Officer, Hardwick           1996           120,000         20,400          22,349            8,414

            James M. Boring, Jr.                          1998        $   90,000      $  19,800      $   21,975         $  7,637
                    President, Hardwick                   1997            90,000         18,900          24,688            7,714
                                                          1996            90,000         13,500          15,409            7,014


            Marshall R. Mauldin                           1998        $  120,000      $  26,400      $   18,731         $ 10,165
                    President & CEO, Hardwick Bank        1997           120,000         25,200          18,146           10,094
                                                          1996           120,000         20,400          15,947            8,414

            David J. Lance                                1998        $  120,000     $   26,400      $   25,451         $ 10,165
                    President & CEO, Northwest            1997           120,000         25,200          22,852           10,088
                    Bank                                  1996           120,000         20,400          17,327            8,414

            Michael Robinson                              1998       $   120,000     $   26,400     $    24,027         $ 10,340
                    Executive Vice President and          1997           120,000         25,200          23,249           10,256
                    CFO, Hardwick                         1996           120,000         20,400          18,188            8,414

            Stanley A. Crawford                           1998       $    96,000     $   23,040     $    20,334         $  7,696
                         Executive Vice President         1997            93,000         21,390          20,267            7,695
                         Hardwick Bank                    1996            93,000         17,670          16,899            6,524
(/TABLE>


OPTIONS, EXERCISES AND FISCAL YEAR-END VALUES

         Shown below is information with respect to unexercised options to purchase the Registrant's Common Stock granted to the Named Officers under the Company's Incentive Stock Option Plan and held by them at December 31,
1998.  There were 6,250 grants each issued in December 1994, to David J.
Lance, Marshall R. Mauldin and Michael Robinson which vest 20% each year over a five year period including 1994 and are exercisable five years after they vest. During 1998, Marshall R. Maudlin, David J. Lance and Michael
Robinson, each exercised 18,750 shares at $12.00 per share.  During 1998
Stanley A. Crawford exercised 12,500 shares at $12.00 per share.

                                   No. Of Shares Underlying               Value of Unexercised
                                  Unexercised Options Held at            In- the Money Options at
                                       December 31, 1998                    December 31, 1998
                                 ------------------------------       -------------------------------
              Name               Exercisable      Unexercisable       Exercisable       Unexercisable
              ----               -----------      -------------       -----------       -------------
       Kenneth E. Boring             None            None               None               None
       James M. Boring, Jr.          None            None               None               None
       Stanley A. Crawford           None            None               None               None
       Marshall R. Mauldin           6,250           None               $29,688            None
       David J. Lance                6,250           None               $29,688            None
       Michael Robinson              6,250           None               $29,688            None
(/TABLE>

         Of the named officers,  Marshall R. Mauldin, David J. Lance and Michael
Robinson each have 6,250 grants in December 1994 under the 1993 plan at a grant price of $16.25.

     During 1994, the Company approved a restricted stock award agreement covering Marshall R. Mauldin, David J. Lance and Michael Robinson. The provisions include awards of up to 40,000 shares each in stock of the Registrant over a ten year period based upon financial performance of the Registrant. The awards began in 1995 and as of March 15, 1999, the award of 28,500 shares each has been made to each of the named officers. The named officers will have voting rights and receive the payment of shareholder dividends on each share, however each certificate awarded is restricted from transfer for a period of ten years. The plan provides that in the event there is a change in control of ownership of the Registrant, the named officers covered under the restricted stock award agreement would be entitled to an amount equal to 2.99 times the compensation paid for the preceding calendar year less the market value of the shares covered by awards then in existence, at which time the restrictive legend would be terminated.

     The vested shares in the plans as discussed above and the awards granted as of March 19, 1999, have been included in the ownership section above for the purposes of stock percentage ownership by directors and executive officers.

DIRECTOR COMPENSATION

     During 1998, each non-employee director of Hardwick was paid $800 for regular and $400 for committee meetings attended for their services as directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table provides the number of shares and percentage of outstanding shares of the Registrants' common stock which were owned at March 19,1999, by each person known to the Registrant to own beneficially more than 5% of the Registrant's common stock. Percentages of shares beneficially owned are based on 4,225,996 shares outstanding at March 19, 1999. For information concerning beneficial ownership of the Registrant's common stock by directors and management, see Item 10 above.

            Name and Addreess of                   Number of    Percent of
             Beneficial Owner                    Shares Owned     Class
            --------------------                 ------------   ----------
                                                                 <c<
       Kenneth E. Boring                           1,660,000     39.3% <F1>
       314 N. Selvidge Street
       Dalton, Ga.  30720

       James M. Boring, Jr.                        1,127,790     26.7% <F2>
       314 N. Selvidge Street
       Dalton, Ga.  30720

       Boring Family Trust                           881,700     20.9% <F3>
       314 N. Selvidge Street
       Dalton, Ga.  30720

       Richard R. Cheatham                         1,595,300     37.7% <F4>
       1100 Peachtree Street, Suite 2800
       Atlanta, Georgia  30309
______________________________________

<F1> Includes 670,400 shares owned directly; 14,600 shares owned through an
Individual Retirement Account (IRA); 881,700 shares owned by a family trust which Mr. Boring serves as trustee and has sole voting power; and 28,100 shares owned by Mr. Boring as custodian for his daughters and 65,200 shares owned by his wife.

<F2> Includes 1,072,033 shares owned directly; 3,257 shares owned through an
IRA; and 52,500 shares owned by Mr. Boring's wife.

<F3> Included in the beneficial ownership of Kenneth E. Boring.  See footnote
(1) above.

<F4> Includes 1,594,800 shares included in the beneficial ownership of
Kenneth E. Boring, which may be voted by proxy pursuant to a revocable proxy from Kenneth E. Boring; 250 shares owned through an IRA and 250 shares owned by his wife through an IRA. See footnote (1) above.

(/TABLE>

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Registrant and it subsidiary banks have had, and expect to have in the future, banking transactions in the ordinary course of business with directors and officers of the Registrant and their associates, including corporations in which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectibility or presented unfavorable features. Loans to executive officers and directors and related parties represented 16.3% of total shareholders equity of Hardwick at December 31, 1998. See note 12 under notes to consolidated financial statements of the Company.


ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1. Financial Statements.
        --------------------

     The following financial statements and notes thereto of the Registrant are incorporated by reference into Item 8 of this report;

     Report of Independent Public Accountants

     Consolidated Balance Sheets- December 31, 1998 and 1997.

     Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the years ended December 31,
     1998, 1997 and 1996.

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules.
        ------------------------------

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

27   Financial Data Schedule.

99   Proxy Materials


          HARDWICK HOLDING COMPANY AND SUBSIDIARIES

            CONSOLIDATED FINANCIAL STATEMENTS

            DECEMBER 31, 1998, 1997, AND 1996


        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE

    Report of Independent
    Public Accountants                                         F-1

    Consolidated Balance Sheets
    December 31, 1998 and 1997                                 F-2

    Consolidated Statements of Income for the
    Years ended December 31, 1998, 1997 and 1996               F-4

    Consolidated Statements of Stockholders'
    Equity for the Years ended December 31, 1998, 1997 and     F-5
    1996

    Consolidated Statements of Cash Flows for the
    Years ended December 31, 1998, 1997 and 1996               F-6

    Notes to Consolidated Financial Statements                 F-8


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Hardwick Holding Company:



We have audited the accompanying consolidated balance sheets of HARDWICK HOLDING COMPANY (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hardwick
Holding Company and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



 /s/ Arthur Andersen LLP


Atlanta, Georgia
February 19, 1999







               HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                      CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1998 AND 1997

               (Dollars in Thousands, Except Par Value)




                                               ASSETS

                                                                                    1998           1997
                                                                                 ---------       ---------
 CASH AND DUE FROM BANKS                                                         $  25,305       $  25,533

 FEDERAL FUNDS SOLD                                                                 43,648          12,982
                                                                                 ---------       ---------
         Total cash and cash equivalents                                            68,953          38,515

 INVESTMENT SECURITIES, available for sale                                         144,169         119,431

 LOANS, net                                                                        298,478         310,159

 PREMISES AND EQUIPMENT, net                                                        15,277          14,497

 ACCRUED INTEREST RECEIVABLE                                                        4,184           3,988

 EXCESS OF COST OVER FAIR VALUE OF SUBSIDIARIES ACQUIRED, net                       3,978           4,556

 OTHER ASSETS                                                                       1,881           1,746
                                                                                 --------        --------
         Total assets                                                            $536,920        $492,892
                                                                                 =========       ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    1998           1997
                                                                                 ---------       ---------
 DEPOSITS:
 Noninterest-bearing                                                             $102,027        $ 86,904
 Interest-bearing                                                                 340,509         322,881
                                                                                 --------        --------
          Total deposits                                                          442,536         409,785

 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
                                                                                   25,209          19,339

 CAPITAL LEASE OBLIGATION                                                             264             472

 FEDERAL HOME LOAN BANK ADVANCES                                                    8,156           8,231

 OTHER LIABILITIES                                                                  4,638           4,462
                                                                                 --------        --------
          Total liabilities                                                       480,803         442,289
 COMMITMENTS AND CONTINGENCIES (Notes 4, 6, 11, 13, and 14)

 STOCKHOLDERS' EQUITY:
   Common stock, $.50 par value; 10,000,000 shares authorized,
     4,187,746 and 4,161,141 shares issued, 4,187,746 and
     4,021,496 shares outstanding at December 31, 1998 and
     1997, respectively                                                             2,094           2,081
   Additional paid-in capital                                                      20,479          20,935
   Retained earnings                                                               33,406          30,381
   Accumulated other comprehensive income                                           1,104             590
   Treasury stock, at cost, 139,645 shares at December 31, 1997                         0          (2,564)
   Deferred compensation                                                             (966)           (820)
                                                                                 --------        --------
           Total stockholders' equity                                              56,117          50,603
                                                                                 --------        --------
           Total liabilities and stockholders' equity                            $536,920        $492,892
                                                                                 ========        ========


      The accompanying notes are an integral part of these consolidated balance sheets.

                                                    HARDWICK HOLDING COMPANY AND SUBSIDIARIES

                                                        CONSOLIDATED STATEMENTS OF INCOME

                                              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                (In Thousands, Except Net Income Per Share Data)

                                                                                 1998       1997       1996
                                                                               -------    -------    -------
 INTEREST INCOME:
   Interest and fees on loans                                                  $28,698    $27,578    $24,972
   Interest on investment securities:
       Taxable                                                                   6,503      5,820      5,273
       Nontaxable                                                                1,197      1,105      1,568
   Interest on federal funds sold                                                  862        685        460
   Other                                                                             8          8          0
                                                                               -------    -------    -------
              Total interest income                                             37,268     35,196     32,273
                                                                               -------    -------    -------
 INTEREST EXPENSE:
   Interest on deposits                                                         15,154     14,232     12,920
   Interest on federal funds purchased and securities sold
     under agreements to repurchase                                                224        205        131
   Interest on other borrowings                                                    460        226        118
                                                                               -------    -------    -------
              Total interest expense                                            15,838     14,663     13,169
                                                                               -------    -------    -------
 NET INTEREST INCOME                                                            21,430     20,533     19,104
 PROVISION FOR LOAN LOSSES                                                         500        800        396
                                                                               -------    -------    -------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            20,930     19,733     18,708
                                                                               -------    -------    -------
 NONINTEREST INCOME:
   Service charges on deposit accounts                                           2,589      2,711      2,327
   Securities gains, net                                                           189         71          8
   Trust department income                                                         467        430        382
   Other noninterest income                                                      1,680      3,610      1,365
                                                                               -------    -------    -------
             Total noninterest income                                            4,925      6,822      4,082
                                                                               -------    -------    -------
 NONINTEREST EXPENSE:
   Salaries and employee benefits                                                8,614      9,000      8,342
   Net occupancy expense                                                         3,186      3,162      3,402
   Data processing expense                                                       1,312      1,160      1,015
   Professional fees                                                               534        578        604
   FDIC insurance premiums                                                          43         48          4
   Office supplies and printing                                                    474        449        459
   Other noninterest expense                                                     4,199      4,167      3,714
                                                                               -------    -------    -------
             Total noninterest expense                                          18,362     18,564     17,540
                                                                               -------    -------    -------
 INCOME BEFORE PROVISION FOR INCOME TAXES                                        7,493      7,991      5,250

 PROVISION FOR INCOME TAXES                                                      2,406      2,765      1,680
                                                                               -------    -------    -------
 NET INCOME                                                                    $ 5,087    $ 5,226    $ 3,570
                                                                               =======    =======    =======
 NET INCOME PER SHARE:
   Basic                                                                        $1.27      $1.32      $0.89
                                                                               =======    =======    =======
   Diluted                                                                      $1.26      $1.29      $0.87
                                                                               =======    =======    =======
 WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                                        4,009      3,973      4,017
                                                                               =======    =======    =======

    Diluted                                                                      4,033      4,047      4,085
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

                                                                         HARDWICK HOLDING COMPANY AND SUBSIDIARIES

                                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                       (Dollars in Thousands, Except Per Share Data)


                                                                                       Accumulated
                                                                    Additional            Other
                                                            Common   Paid-In  Retained Comprehensive Treasury   Deferred
                                                            Stock    Capital  Earnings    Income      Stock   Compensation Total
                                                            -----   --------  -------- ------------- -------- ------------ -----
BALANCE, December 31, 1995                                  $2,063   $20,233   $25,284   $   421    $  (948)     $(223)   $46,830

  Comprehensive income:
    Net income for 1996                                          0         0     3,570         0          0          0
  Change in unrealized gain (loss) on securities
     available for sale, net of taxes                            0         0         0       (97)         0          0
       Total comprehensive income                                                                                           3,473
  Cash dividends, $.50 per share                                 0         0    (2,009)        0          0          0     (2,009)
  Amortization of compensation element of restricted stock       0         0         0         0          0         24         24
  Purchase of 67,249 shares of treasury stock                    0         0         0         0     (1,341)         0     (1,341)
                                                            ------   -------   -------   -------    -------     ------    -------
BALANCE, December 31, 1996                                   2,063    20,233    26,845       324     (2,289)      (199)    46,977

  Comprehensive income:
    Net income for 1997                                          0         0     5,226         0          0          0
  Change in unrealized gain (loss) on securities
     available for sale, net of taxes                            0         0         0       266          0          0
       Total comprehensive income                                                                                           5,492
  Cash dividends, $.42 per share                                 0         0    (1,690)        0          0          0     (1,690)
  Issuance of 36,000 shares of restricted common stock          18       702         0         0          0       (720)         0
  Amortization of compensation element of restricted
    stock                                                        0         0         0         0          0         99         99
  Purchase of 13,733 shares of treasury stock                    0         0         0         0       (275)         0      (275)
                                                            ------   -------   -------   -------    -------     ------    -------
BALANCE, December 31, 1997                                   2,081    20,935    30,381       590     (2,564)      (820)    50,603

  Comprehensive income:
    Net income for 1998                                          0         0     5,087         0          0          0
  Change in unrealized gain (loss) on securities
    available for sale, net of taxes                             0         0         0       514          0          0
      Total comprehensive income                                                                                            5,601
  Cash dividends, $.51 per share                                 0         0    (2,062)        0          0          0     (2,062)
  Issuance of treasury stock and 11,605 shares of
    common stock in connection with exercise of
    stock options                                                5      (748)        0         0      2,564          0      1,821
  Issuance of 15,000 shares of restricted stock                  8       292         0         0          0       (300)         0
  Amortization of compensation element of restricted
    stock                                                        0         0         0         0          0        154        154
                                                            ------   -------   -------   -------    -------     ------    -------
BALANCE, December 31, 1998                                  $2,094   $20,479   $33,406   $ 1,104    $     0      $(966)   $56,117
                                                            ======   =======   =======   =======    =======     ======    =======

                             The accompanying notes are an integral part of these consolidated statements.

                                                    HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                 (In Thousands)



                                                                          1998          1997          1996
                                                                       --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  5,087      $  5,226      $  3,570
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                             500           800           396
      Provision for depreciation and amortization                         2,143         2,534         2,476
      Amortization of deferred compensation                                 154            99            24
      Loss (gain) on disposal of premises and equipment                       2           193            (9)
      Premium amortization of investment securities, net                    162           156           174
      Deferred income tax benefit                                          (207)         (272)          (66)
      Securities gains, net                                                (189)          (71)           (8)
      Gain on sale of other real estate                                     (26)            0             0
      Increase in accrued interest receivable                              (196)         (123)         (191)
      (Increase) decrease in other assets                                  (143)           79           (60)
      Increase (decrease) in other liabilities                              114           (24)          977
                                                                       --------      --------      --------
          Net cash provided by operating activities                       7,401         8,597         7,283
                                                                       --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities
    available for sale                                                   27,666        18,245        16,150
  Proceeds from sales of investment securities available
    for sale                                                             29,280        44,211        34,448
  Purchases of investment securities available for sale                 (80,878)      (61,404)      (35,889)
  Net cash flows from loans originated and principal
    collected on loans                                                   10,889       (39,489)      (32,677)
  Proceeds from sale of other real estate                                   268             0             0
  Purchases of premises and equipment                                    (2,470)         (761)         (606)
  Proceeds from disposal of premises and equipment                          123            55            42
  Proceeds from disposal of other real estate                                 0             0             5
                                                                       --------      --------      --------
           Net cash used in investing activities                        (15,122)      (39,143)      (18,527)
                                                                       --------      --------      --------


                                                                          1998          1997          1996
                                                                       --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, NOW
    accounts, and savings accounts                                      $35,604      $  1,337      $ (1,540)
  Net cash flows from sales of certificates of deposit                   (2,853)       14,508         5,529
  Net (decrease) increase in federal funds purchased                          0        (2,600)        2,600
  Net increase (decrease) in securities sold under
    agreements to repurchase                                              5,870        16,012          (209)
  (Repayments of) proceeds from FHLB advances                               (75)        7,925           (75)
  Payments on note payable                                                    0             0          (250)
  Principal payments on capital lease obligation                           (208)         (196)         (176)
  Cash dividends on common stock                                         (2,000)       (1,447)       (1,768)
  Purchase of treasury stock                                                  0          (275)       (1,341)
  Proceeds from exercise of stock options                                 1,821             0             0
                                                                       --------      --------      --------
           Net cash provided by financing activities                     38,159        35,264         2,770
                                                                       --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       30,438         4,718        (8,474)

CASH AND CASH EQUIVALENTS, beginning of
  year                                                                   38,515        33,797        42,271
                                                                       --------      --------      --------
CASH AND CASH EQUIVALENTS, end of year                                  $68,953       $38,515       $33,797
                                                                       ========       =======      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for:
      Interest                                                          $15,701      $14,262        $12,843
                                                                       ========       =======      ========
      Income taxes                                                      $ 2,620      $ 3,011        $ 1,020
                                                                       ========       =======      ========
    Noncash transactions during the year for:
      Transfer from premises and equipment to
         other assets
                                                                        $     0      $     0        $   211
                                                                       ========       ======       ========
      Transfer from loans to other real estate                          $   292      $     0        $     0
                                                                       ========       =======      ========
      Dividends declared but not paid                                   $   546      $   484        $   241
                                                                       ========       =======      ========
(/TABLE>


 The accompanying notes are an integral part of these consolidated statements.


               HARDWICK HOLDING COMPANY AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1998, 1997, AND 1996


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

   NATURE OF OPERATIONS

   The Company operates in nine locations in suburban communities in northwest Georgia. The Company's primary business is providing loan and deposit services to customers who are predominately individuals and small and middle-market businesses.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

   In 1998, the Company adopted Statement of Financial Accounting
   Standards ("SFAS") No. 130, "Reporting Comprehensive Income".
   Adoption of this standard is discussed in Note 16. As the Company sponsors no pension or other postretirement benefits, the disclosure requirements of SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" are not applicable.

   In June 1997, the Financial Accounting Standards Board ("FASB") issued
   SFAS No. 131, "Disclosures and Segments of an Enterprise and Related
   Information", which is effective for financial statements for periods beginning after December 15, 1997. Adoption of this standard is discussed in Note 17.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
   Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not hold or engage in transactions using derivative financial instruments and does not believe that adoption of the standard will have a material impact on either its balance sheet or results of operations.

   In October 1998, the FASB issued SFAS No. 134, "Accounting for
   Mortgage-Backed Securities Retained After the Securitization of
   Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for the fiscal quarter beginning after December 15, 1998.
   This statement amends FASB No. 65, "Accounting for Certain Mortgage
   Banking Activities," to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. As the Company does not securitize its mortgage loans held for sale or hold mortgage loans for sale, this statement does not apply.

   INVESTMENT SECURITIES

   Investment securities are classified as available for sale and are carried at estimated fair value with unrealized gains and losses, net of any tax effect, included in accumulated other comprehensive income.

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

   EXCESS OF COST OVER FAIR VALUE OF SUBSIDIARIES ACQUIRED ("GOODWILL")

   Goodwill is being amortized over various periods from 15 to 40 years.
   The charge to other noninterest expense for the amortization of the goodwill for the years ended December 31, 1998, 1997, and 1996 was $578,000, $790,000, and $615,000, respectively. At December 31, 1998 and 1997, accumulated amortization of the goodwill was $6,909,000 and $6,331,000, respectively.

   The Company evaluates the carrying value of long-lived assets to be held and used, including goodwill, when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows from such asset are less than its carrying value. No material impairments existed at December 31, 1998 or 1997, and accordingly, no losses were recognized.

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

   Interest income on all classifications of loans is accrued based on the outstanding principal amounts, except for those classified as nonaccrual loans. It is the Banks' policy to charge-off any loan greater than 90 days past due. Exceptions to this policy occur when management has reason to believe some amount of the loan will be collected. At this point the accrual of interest is discontinued.
   Cash receipts on nonaccrual loans are applied to reduce principal balances or are recorded as interest income, depending on management's assessment of the ultimate collectibility of the loan.


   The reserve for loan losses is established through a provision for loan losses charged to expense. The reserve represents an amount which, in management's judgment, will be adequate to absorb losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the reserve is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as the balance of impaired loans (which are defined as all nonaccrual loans), changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, and review of specific problem loans.
   Specific provision for loan losses is made for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan's expected cash flow, the loan's estimated market price, or the estimated fair value of the underlying collateral. Periodic revisions are made to the reserve when circumstances which necessitate such revisions become known.

   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   The Company enters into sales of securities under agreements to repurchase. The securities collateralizing these agreements are controlled by the counterparty for the term of the agreement. During fiscal years 1998, 1997, and 1996, the maximum balance outstanding at anytime was $25,444,000, $19,339,000, and $5,189,000, respectively, and the average balance outstanding was $5,066,000, $3,896,000, and $1,816,000, respectively. Interest paid on these agreements is tiered based on the customer's account balance and the prior month's federal funds rate. The high and low effective interest rates during 1998 were 5.16% and 3.48%, respectively. The high and low federal funds rates during 1998 were 5.56% and 4.67%, respectively.

   FEDERAL FUNDS PURCHASED

   The Company periodically purchases federal funds from the Federal
   Reserve Bank to meet its daily reserve requirement. During fiscal years 1998 and 1997, the maximum balance outstanding at anytime was $4,799,000 and $7,100,000, respectively, and the average balance outstanding was $81,000 and $244,000, respectively.

   EARNINGS PER SHARE OF COMMON STOCK

   In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share."
   SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires a dual presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation, which is as follows.

   The numerator utilized in the calculation of earnings per share was the same for both basic and diluted earning per share.



   Basic and diluted weighted average shares outstanding for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):


                                                          1998        1997       1996
                                                         -----       -----      -----
      Basic weighted average shares outstanding          4,009       3,973      4,017
      Incentive stock options                                4          64         63
      Restricted shares of common stock                     20          10          5
                                                         -----       -----      -----
      Diluted weighted average shares outstanding        4,033       4,047      4,085
(/TABLE>

   RECLASSIFICATIONS

   Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.


2. INVESTMENT SECURITIES

   The amortized cost, estimated fair value, and gross unrealized gains and losses in the Company's investment securities at December 31, 1998 and 1997 are as follows (in thousands):


                                                                          1998
                                       ------------------------------------------------------------------------
                                                              GROSS                GROSS              ESTIMATED
                                       AMORTIZED            UNREALIZED          UNREALIZED              FAIR
                                          COST                GAINS               LOSSES                VALUE
                                       ---------            ----------          ----------            ---------
    U.S. Treasury and other U.S.
      government agencies              $ 74,997              $  756             $(118)               $  75,635
    Obligations of states and
      political subdivisions             32,907               1,028                (6)                  33,929
    Mortgage-backed securities           32,633                 105               (92)                  32,646
    Other debt and equity
      securities                          1,959                   0                 0                    1,959
                                       --------              ------             -----                ---------
                                       $142,496              $1,889             $(216)               $ 144,169
                                       ========              ======             =====                =========
(/TABLE>



                                                                          1997
                                       -----------------------------------------------------------------------
                                                             Gross               Gross               Estimated
                                       Amortized          Unrealized          Unrealized                Fair
                                          Cost               Gains              Losses                 Value
                                       ---------          ----------          ----------             ---------
 U.S. Treasury and other U.S.
   government agencies                 $ 72,776              $  274             $(179)               $ 72,871
 Obligations of states and
   political subdivisions                22,416                 826                (6)                 23,236
 Mortgage-backed securities              21,442                  66               (87)                 21,421
 Other debt and equity securities         1,903                   0                 0                   1,903
                                       --------              ------             -----                --------
                                       $118,537              $1,166             $(272)               $119,431
                                       ========              ======             ======               ========
(/TABLE>

   The amortized cost and estimated fair value of debt securities at December 31, 1998 by date of contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                ESTIMATED
                                                        AMORTIZED                  FAIR
                                                           COST                   VALUE
                                                       -----------             ----------
      Due in one year or less                          $  15,046               $  15,175
      Due one year to five years                          52,648                  53,363
      Due five years to ten years                         34,281                  35,013
      Due after ten years                                  5,929                   6,013
                                                       ---------               ---------
                                                         107,904                 109,564
      Mortgage-backed securities                          32,633                  32,646
                                                       ---------               ---------
                                                       $ 140,537               $ 142,210
                                                       =========               =========
(/TABLE>

   Mortgage-backed securities mature monthly through the year 2028.

   Proceeds from sales of investments in debt securities during 1998, 1997, and 1996 were $29,280,000, $44,211,000, and $34,448,000, respectively. Gross gains of approximately $189,000, $254,000, and $106,000 and gross losses of approximately $0, $183,000, and $98,000 were realized on such sales in 1998, 1997, and 1996, respectively.

   Securities with a carrying value of $78,449,000 and $73,706,000 were pledged to secure various deposits and securities sold under agreements to repurchase at December 31, 1998 and 1997, respectively.


3. LOANS AND RESERVE FOR LOAN LOSSES

   At December 31, 1998 and 1997, the Company's loan portfolio consists of the following (in thousands):

                                                          1998                 1997
                                                        --------             --------
      Real estate loans                                 $190,071             $193,424
      Commercial loans                                    59,719               60,929
      Consumer loans                                      26,738               35,122
      Other loans                                         29,363               28,081
                                                        --------             --------
                  Total loans                            305,891              317,556
      Less:
         Unearned discount                                  (294)                (413)
         Reserve for loan losses                          (7,119)              (6,984)
                                                        --------             --------
                                                        $298,478             $310,159
                                                        ========             ========
(/TABLE>

   Total nonaccrual and restructured loans at December 31, 1998 and 1997 were $900,000 and $323,000, respectively. The gross amount of interest income that would have been recorded in 1998, 1997, and 1996 on nonaccrual and restructured loans at December 31, 1998, 1997, and 1996, if all such loans had been accruing interest at the contractual rate, was $98,000, $108,000, and $123,000, respectively, while interest income actually recognized was $34,000, $28,000, and $153,000, respectively.

   At December 31, 1998 and 1997, the recorded investment in impaired loans was $900,000 and $323,000, respectively, and the related valuation allowance was $135,000 and $32,000, respectively. This valuation allowance is included in the reserve for loan losses in the accompanying consolidated balance sheets, and is determined based on economic conditions, status of the borrower, and the collateral underlying the loan. The average balance of impaired loans during 1998 and 1997 was $767,000 and $414,000, respectively.

   A summary of transactions in the reserve for loan losses for the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands):


                                                                     1998             1997            1996
                                                                   ------           -------          ------
      Balance, beginning of year                                   $6,984           $6,778           $6,614
      Provision for loan losses                                       500              800              396
      Recoveries of loans previously charged off                      554              561              667
      Charge-offs                                                    (919)          (1,155)            (899)
                                                                   ------           ------           ------
      Balance, end of year                                         $7,119           $6,984           $6,778
                                                                   ======           =======          ======
(/TABLE>

4.  PREMISES AND EQUIPMENT

   A summary of the carrying value of premises and equipment at December 31, 1998 and 1997 is as follows (in thousands):


                                                              1998              1997
                                                           --------           --------
      Land and land improvements                           $  5,644           $  5,526
      Premises and improvements                              13,056             12,878
      Furniture, fixtures, and equipment                      6,289              5,706
      Leasehold improvements                                     16                 16
      Equipment under capital lease                             980                980
      Construction in progress                                1,421                135
                                                           --------           --------
                                                             27,406             25,241
      Accumulated depreciation                              (12,129)           (10,744)
                                                           --------           --------
                                                           $ 15,277           $ 14,497
                                                           ========           ========
(/TABLE>

   During 1995, the Company began leasing certain computer equipment under five-year noncancelable leases expiring in 2000. The assets acquired under the lease agreements have been capitalized in the accompanying consolidated balance sheets and at December 31, 1998 and 1997 had a net book value of $222,000 and $418,000, respectively.
   Using an interest rate of approximately 7%, the related capital lease obligation is reflected in the accompanying consolidated balance sheets based on the present value of the future minimum lease payments. Amortization expense of these assets under capital lease was $196,000 during 1998 and 1997, and is included in net occupancy expense in the accompanying consolidated statements of income.
   future minimum lease payments for assets under capital lease and the present value of minimum lease payments at December 31, 1998 are as follows (in thousands):

      1999                                               $239
      2000                                                 51
                                                         ----
              Total minimum lease payments                290
      Less amount representing interest                    26
                                                         ----
      Present value of minimum lease payments            $264
                                                         ----
5. TIME DEPOSITS

   At December 31, 1998 and 1997, time deposits equal to or greater than $100,000 were approximately $56,436,000 and $61,519,000, respectively.
   During 1998 and 1997, the weighted average interest rate of total time deposits was 5.8%. As of December 31, 1998, expected maturities of total time deposits by contractual maturity date are as follows (in thousands):

                                              Carrying
                                               Value
                                             --------
      1999                                   $156,027
      2000                                     24,403
      2001                                      8,157
      2002                                      5,258
      2003                                      3,890
                                             --------
                                             $197,735
                                             ========

  6.FEDERAL HOME LOAN BANK ("FHLB") ADVANCES AND REVOLVING LINE OF
    CREDIT

   FNB has an agreement with the FHLB of Atlanta, under which FNB can borrow up to $21,000,000. At December 31, 1998 and 1997, the total amounts outstanding under this agreement were $8,156,000 and $8,231,000, respectively. The weighted average interest rate on FHLB advances was 5.46% and 5.55% at December 31, 1998 and 1997, respectively. Maximum borrowings during the years ended December 31, 1998 and 1997 were $8,231,000. The advances are due on January 25, 2001 and are collateralized by a blanket pledge of FNB's loans secured by 1-4 unit residential property, which at December 31, 1998 totaled approximately $11,173,000.

   The Company had an unsecured revolving line of credit of $5,000,000
   (the "Revolver"), which expired during 1998. Borrowings under the Revolver were at an interest rate of LIBOR plus 0.6%. Interest was payable quarterly, and the Revolver was renewable on an annual basis.
   At December 31, 1997, the Company's outstanding borrowings under this Revolver were $0, and the weighted average interest rate charged on the Revolver for the year ended December 31, 1997 was 6.26%. Maximum borrowings at anytime during the year ended December 31, 1997 were $2,300,000. The average balance outstanding under this Revolver during 1997 was $808,000. The Company did not have any borrowings under the revolver during 1998.


7. INCOME TAXES

   The components of the provision for income taxes in 1998, 1997, and 1996 are as follows (in thousands):

                                               1998         1997         1996
                                              ------       ------       ------
      Current provision                       $2,613       $3,037       $1,746
      Deferred benefit                          (207)        (272)        (66)
                                              ------       ------       ------
      Provision for income taxes              $2,406       $2,765       $1,680

   The components of the net deferred tax asset at December 31, 1998 and 1997 are as follows (in thousands):

                                                                 1998            1997
                                                               -------        -------
      Deferred tax assets related to:
      Allowance for loan losses                                $ 1,892        $ 1,820
      Other                                                        233            166
                                                               -------        -------
          Total deferred tax assets                              2,125          1,986
                                                               -------        -------
    Deferred tax liabilities related to:
    Excess of book over tax basis of premises and
       equipment                                                (1,127)        (1,197)
    Unrealized gain on securities available for sale              (569)          (304)
    Other                                                          (14)           (12)
                                                               -------        -------
          Total deferred tax liabilities                        (1,710)        (1,513)
                                                               -------        -------
    Net deferred tax asset                                     $   415        $   473
                                                               =======        =======
(/TABLE>
   No valuation allowances for deferred tax assets have been recorded as of December 31, 1998 and 1997 based on management's assessment that it is more likely than not that these assets will be realized.  This assessment is based primarily on the level of historical taxable income and projection for future taxable income over the period in which the temporary differences are deductible.

   The differences between the actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes are as follows (in thousands):

                                                                           1998        1997         1996
                                                                         ------       ------       ------
      Income taxes at statutory rate                                     $2,548       $2,717       $1,785
      Increase (decrease) resulting from tax effects of:
         Tax-exempt interest, net of disallowance                          (392)        (372)        (568)
         Amortization of goodwill                                           197          278          213
         Other, net                                                          53          142          250
                                                                         ------       ------       ------
      Provision for income taxes                                         $2,406       $2,765       $1,680
                                                                         ======       ======       ======
 (/TABLE>

8. STOCK PLANS

   INCENTIVE STOCK OPTION PLANS

   The Company has in place two incentive stock option plans ("1988 Plan" and "1993 Plan") for officers under which an aggregate of 200,000 shares of common stock is authorized for grant. Options granted are at no less than the fair market value of a share of stock on the grant date. The 1988 Plan allows for the exercise of granted options beginning five years after the grant date. Options not exercised expire ten years after the grant date. The 1993 Plan allows for the exercise of granted options ratably over the five-year vesting period.
   Options not exercised expire ten years after the grant date.

   The Company does not recognize compensation expense in accounting for its stock option plan, and no awards have been granted since fiscal
   1994.

   A summary of the changes in common stock options during the three-year period ended December 31, 1998 is as follows:

                                                     Outstanding Options
                                                 ---------------------------
                                                                    Weighted                                Exercise
                                                                     Average       Exercisable             Price Per
                                                   Number             Price          Options                 Share
                                                  -------           --------       -----------             ---------
    Outstanding at December 31, 1995              170,000           $12.50           142,500             $12.00-$16.25
       Options which became exercisable                                                3,750                    $16.25
                                                 --------           ------          --------             -------------
    Outstanding at December 31, 1996              170,000           $12.50           146,250             $12.00-$16.25
       Options which became exercisable                                               16,250             $12.00-$16.25
                                                 --------           ------          --------             -------------
    Outstanding at December 31, 1997              170,000           $12.50           162,500             $12.00-$16.25
       Options which became exercisable                                                7,500             $13.50-$16.25
       Options exercised                         (151,250)          $12.04          (151,250)            $12.00-$16.25
                                                 --------           ------          --------             -------------
    Outstanding at December 31, 1998               18,750           $16.25            18,750                    $16.25
                                                =========           ======          ========             =============
(/TABLE>
   The weighted average exercise price of exercisable options at
   December 31, 1998, 1997, and 1996 is $16.25, $12.39, and $12.33,
   respectively.  The weighted average remaining contractual life of options outstanding at December 31, 1998 is approximately 1 year.

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

   During 1998, 1997, and 1996, the Company awarded restricted stock shares of 15,000, 36,000, and 0, respectively, to key employees. The
   Company recorded deferred compensation of approximately $300,000, $720,000, and $0 during 1998, 1997, and 1996, respectively, based on the estimated market price of the shares at the award date. Deferred compensation is being amortized over the vesting period of ten years.
   The Company recognized in fiscal years 1998, 1997, and 1996 approximately $154,000, $99,000, and $24,000, respectively, in compensation expense related to the restricted stock awards.

   PHANTOM STOCK PLAN

   In September 1998, the board of directors approved the Hardwick
   Holding Company Phantom Stock Award Agreement (the "Phantom
   Agreement"). The Phantom Agreement provides for the award of up to an aggregate of 15,000 phantom shares of the Company's common stock to certain key employees. The number of phantom shares awarded annually is dependent upon the Company's profitability. Participants under the Phantom Agreement are not entitled to voting rights, ownership, or dividends.


   During 1998 the Company awarded phantom stock shares of 3,000 to key employees. The Company recognized compensation expense and a corresponding liability of approximately $63,000 during 1998, based on the estimated market price of the shares at the award date.

9. EMPLOYEE BENEFIT PLANS

   The Company does not sponsor a defined benefit plan or any other postretirement benefits and accordingly the provisions of SFAS
   No. 132, "Employers' Disclosure about Pensions and Other
   Postretirement Benefits" did not result in a revision of the Company's disclosures.

   The Company however, has established a contributory defined contribution plan (the "Plan") which covers substantially all salaried employees. Employees have the option to contribute up to 6% of their annual salaries to the Plan. The Company matches 50% of employee contributions and makes a discretionary contribution based on 4% of a qualifying employee's base salary, as defined under the Plan.

   The Company's discretionary and matching contributions to the Plan were $313,000, $336,000, and $324,000, in 1998, 1997, and 1996,
   respectively. The assets of the Plan have a market value of $8,985,000 and are maintained by the trust department of HBT.


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

   In 1998, 1997, and 1996, HBT paid dividends to HHC of $1,500,000,
   $4,000,000, and $4,400,000, respectively. FNB paid dividends to HHC of $1,500,000 in 1998 and 1997, and $1,000,000 in 1996. Retained
   earnings of HBT and FNB available for payment of cash dividends to HHC under the applicable regulations totaled approximately $5,518,000 at December 31, 1998.

   Dividends received by HHC from HBT and FNB are available for use to service debt obligations, pay other expenses, and distribute as dividends to stockholders of HHC.

11. REGULATORY REQUIREMENTS

   The Federal Reserve Board requires member banks to maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended
   December 31, 1998, the Company's aggregate reserve requirement averaged approximately $3,679,000.

   The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios of Tier 1 and total capital to risk-weighted assets and of Tier 1 capital to quarterly average total assets. Management believes that as of December 31, 1998, the Company meets all capital adequacy requirements to which it is subject. A summary of Tier 1 and total capital (actual, required, and to be well capitalized) and the Tier 1 leverage ratio of the Company and its significant subsidiaries as of December 31, 1998 and 1997 is as follows (dollars in thousands):


                                                                  Required for
                                                                Capital Adequacy       Required to Be
                                              Actual               Purposes           Well Capitalized
                                        -----------------     ------------------      -----------------
                                        Amount      Ratio     Amount       Ratio      Amount      Ratio
                                        ------      -----     ------       -----      ------      -----
    December 31, 1998:
    Tier 1 capital:
             HHC                      $52,139       13.30%   $15,691        4.00%     $23,536      6.00%
             HBT                       27,690       12.07      9,174        4.00       13,761      6.00
             FNB                       16,801       10.67      6,301        4.00        9,452      6.00
    Total capital:
             HHC                       57,070       14.56      31,381       8.00       39,226      10.00
             HBT                       30,572       13.33      18,348       8.00       22,935      10.00
             FNB                       18,783       11.92      12,602       8.00       15,753      10.00
    Tier 1 leverage:
             HHC                       52,139       10.21      15,327       3.00       25,545       5.00
             HBT                       27,690        9.34       8,896       3.00       14,826       5.00
             FNB                       16,801        8.07       6,249       3.00       10,414       5.00
    December 31, 1997:
    Tier 1 capital:
             HHC                       45,457       12.02      15,122       4.00       22,683       6.00
             HBT                       24,740       11.00       8,989       4.00       13,484       6.00
             FNB                       15,595       10.49       5,943       4.00        8,914       6.00
    Total capital:
             HHC                       50,211       13.28      30,244       8.00       37,806      10.00
             HBT                       28,050       12.48      17,979       8.00       22,474      10.00
             FNB                       17,570       11.83      11,886       8.00       14,857      10.00
    Tier 1 leverage:
             HHC                       45,457        9.55      14,286       3.00       23,810       5.00
             HBT                       24,740        8.97       8,274       3.00       13,790       5.00
             FNB                       15,595        8.06       5,805       3.00        9,674       5.00
(/TABLE>

12. RELATED-PARTY TRANSACTIONS

   In the normal course of business, HHC and its subsidiary banks have granted loans to the Company's executive officers and directors.
   Loans to executive officers and directors and their related interests are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of origination for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. Outstanding loans to executive officers and directors, as well as entities in which the executive officers and directors have a financial interest, were $9,125,000 and $9,635,000 at December 31, 1998 and 1997, respectively.

   The following table summarizes the change in these loans for the year ended December 31, 1998 (in thousands):

      Balance at beginning of year                              $ 9,635
        New loans                                                 1,221
        Repayments                                               (1,731)
                                                                -------
      Balance at end of year                                    $ 9,125
                                                                =======
13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
    CONCENTRATIONS OF CREDIT

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

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1998 and 1997 were $76,898,000 and $92,847,000, respectively. The Company evaluates each customer's creditworthiness on a case-by-case basis.
   The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the customers.
   Collateral held varies but may include accounts receivable; inventory;
   property, plant, and equipment; residential real estate; and income-producing commercial properties.

   Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.
   Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable; inventory; property, plant, and equipment;
   residential real estate; and income-producing commercial properties for those commitments for which collateral is deemed necessary. The
   Company had $4,222,000 and $2,223,000 in standby letters of credit outstanding at December 31, 1998 and 1997, respectively.

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

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

   The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 (in thousands):

                                                        1998                            1997
                                               ------------------------       -------------------------
                                               Carrying         Fair          Carrying           Fair
                                                Amount          Value          Amount           Value
                                               --------       ---------       --------        ---------
    Financial assets:
      Cash and cash equivalents                $  68,953      $  68,953       $  38,515       $  38,515
      Investment securities                      144,169        144,169         119,431         119,431
      Loans                                      298,478        298,226         310,159         308,692
      Accrued interest receivable                  4,184          4,184           3,988           3,988

    Financial liabilities:
      Deposits                                   442,536        444,085         409,785         410,259
      Securities sold under
         agreements to repurchase                 25,209         25,209          19,339          19,339
    FHLB advances                                  8,156          8,156           8,231           8,231
    Accrued interest payable                       2,919          2,919           2,782           2,782
(/TABLE>

   The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

   * Cash and cash equivalents are valued at their carrying amounts reported in the consolidated balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity of these instruments.

   * Investment securities are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Stock that the banks are required to hold with the FHLB, Federal Reserve Board, or Georgia Bankers' Bank is carried at cost, as these types of securities do not have a readily determinable fair value. Ownership of this stock is restricted to banks and it lacks a market.

   * Loans are valued on the basis of estimated cash flows, discounted using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest receivable approximates its fair value.

   * Deposits with no defined maturity, such as demand deposits, savings accounts, NOW, and money market accounts, have a fair value equal to the amount payable on demand which is equal to their respective carrying amounts. Fair values of certificates of deposit are estimated using a discounted cash flow calculation using the rates currently offered for deposits of similar remaining maturities. The intangible value of long-term relationships with depositors is not taken into account in estimating the fair value disclosed. The carrying amount of accrued interest payable approximates its fair value.

   * Securities sold under agreements to repurchase are valued at their carrying amounts reported in the consolidated balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity of these instruments.

   * The fair value of the FHLB advances is estimated using a discounted cash flow calculation using the Company's current incremental borrowing rates for similar types of instruments.

   * Off-balance sheet instruments include commitments to extend credit and standby letters of credit. The fair value of such instruments is based on fees currently charged for similar arrangements in the marketplace, adjusted for changes in terms and credit risk as appropriate. The carrying values of these unamortized fees and hence the fair values of the related commitments were not significant as of December 31, 1998 and 1997.

16. COMPREHENSIVE INCOME

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
   Income," which requires that certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes.

   Comprehensive income for 1998, 1997, and 1996 is calculated as follows
   (in thousands):

                                                              BEFORE          INCOME         NET OF
                                                               TAX              TAX            TAX
                                                              ------          ------         ------
    Net unrealized gains (losses) recognized in other
      comprehensive income
          1998                                               $ 779            $ (265)         $ 514
          1997                                                 403              (137)           266
          1996                                                (147)               50            (97)


                                                              1998              1997           1996
                                                             -----            ------           ----
    Amounts reported in net income:
      Gain on sale of securities                             $ 189            $   71           $  8
      Net amortization (accretion)                             161               156            174
                                                             -----            ------           ----
      Reclassification adjustment                              350               227            182
      Income tax expense                                       119                77             62
                                                             -----            ------           ----
    Reclassification adjustment, net of tax                  $ 231            $  150           $120
                                                             =====            ======           ====
    Amounts reported in other comprehensive income:
      Unrealized gain arising during period, net of tax      $ 745            $  416           $ 23
      Reclassification adjustment, net of tax                 (231)             (150)          (120)
                                                             -----            ------           ----
             Unrealized gains (losses) recognized in other
                 comprehensive income                          514               266            (97)
      Net income                                             5,087             5,226          3,570
                                                            ------            ------         ------
      Total comprehensive income                            $5,601            $5,492         $3,473
                                                            ======            ======         ======
(/TABLE>

17. SEGMENT INFORMATION

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related
   Information," requires disclosure of certain information related to the Company's reportable operating segments. The reportable segments were determined based on management's internal reporting approach, which is separated by each subsidiary. The reportable segments are comprised of the two banks owned by the holding company, as well as the holding company itself. Each bank provides a wide array of banking services to consumer and commercial customers and earns interest income from loans made to customers and investments in securities available for sale. Each bank also recognizes certain fees related to deposit, lending, and other services provided to customers.
   The holding company earns income by providing loans to insiders, receiving dividends from the two banks, and by providing management services to the banks. The holding company incurs no interest expense, but does incur certain administrative expenses related to operations. No transactions with a single customer contributed 10% or more to the Company's total revenue. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at estimated market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the three reportable segments are included in the following table (in thousands):

                                                                        1998
                                            -----------------------------------------------------------
                                                 HBT        FNB         HHC   Eliminations Consolidated
                                            ---------   ---------  ---------  ------------ ------------
  Total interest income                     $  20,445   $  16,490  $     383  $       50    $ 37,268
  Total interest expense                        8,791       7,097          0          50      15,838
  Net interest income                          11,654       9,393        383           0      21,430
  Provision for loan losses                       200         300          0           0         500
  Net interest income after provision          11,454       9,093        383           0      20,930
  Total noninterest income                      3,367       1,558      6,264       6,264       4,925
  Total noninterest expense                     9,659       7,661      1,734         692      18,362
  Income before taxes                           5,162       2,990      4,913       5,572       7,493
  Provision (benefit) for income taxes          1,485       1,095      (174)           0       2,406
  Net income                                    3,677       1,895      5,087       5,572       5,087
  Other significant items:
     Total assets                             317,983     217,982     56,994      56,039     536,920
     Investment in subsidiaries                     0           0     48,976      48,976           0
     Depreciation, amortization, and              938       1,222        145           0       2,305
       accretion (net)
     Total expenditures for long-lived            734       1,692         44           0       2,470
       assets
     Revenues from external customers:
        Total interest income                  20,445      16,490        333          0       37,268
        Total noninterest income                3,367       1,558          0          0        4,925
        Total income                           23,812      18,048        333          0       42,193
     Revenues from affiliates:
        Total interest income                      0            0         50         50            0
        Total noninterest income                   0            0      6,264      6,264            0
        Total income                               0            0      6,314      6,314            0

                                                                        1997
                                            -----------------------------------------------------------
                                                 HBT        FNB         HHC   Eliminations Consolidated
                                            ---------   ---------  ---------  ------------ ------------
  Total interest income                     $  20,019   $  14,970  $     224  $       17    $   35,196
  Total interest expense                        8,496       6,129         55          17        14,663
  Net interest income                          11,523       8,841        169           0        20,533
  Provision for loan losses                         0         800          0           0           800
  Net interest income after provision          11,523       8,041        169           0        19,733
  Total noninterest income                      4,310       2,512      6,542       6,542         6,822
  Total noninterest expense                     9,513       7,925      1,767         641        18,564
  Income before taxes                           6,320       2,628      4,944       5,901          7,991
  Provision (benefit) for income taxes          2,033       1,014       (282)          0          2,765
  Net income                                    4,287       1,614      5,226       5,901          5,226
  Other significant items:
     Total assets                             286,435     204,568     51,388      49,499        492,892
     Investment in subsidiaries                     0           0     45,989      45,989              0
     Depreciation, amortization, and            1,000       1,558        170          38          2,690
        accretion (net)
     Total expenditures for long-lived            385         269        107           0            761
        assets
     Revenues from external customers:
        Total interest income                  20,019      14,970        207           0         35,196
        Total noninterest income                4,310       2,512          0           0          6,822
        Total income                           24,329      17,482        207           0         42,018
     Revenues from affiliates:
        Total interest income                       0           0         17          17              0
        Total noninterest income                    0           0      6,542       6,542              0
        Total income                                0           0      6,559       6,559              0

(/TABLE>



                                                                        1996
                                            -----------------------------------------------------------
                                                 HBT        FNB         HHC   Eliminations Consolidated
                                            ---------   ---------  ---------  ------------ ------------
  Total interest income                     $  19,063   $  13,223  $     11   $       24    $   32,273
  Total interest expense                        7,975       5,180        27           13        13,169
  Net interest income                          11,088       8,043       (16)          11        19,104
  Provision for loan losses                       246         150         0            0           396
  Net interest income after provision          10,842       7,893       (16)          11        18,708
  Total noninterest income                      2,654       1,428     4,820        4,820         4,082
  Total noninterest expense                     9,195       7,507     1,325          487        17,540
  Income before taxes                           4,301       1,814     3,479        4,344         5,250
  Provision (benefit) for income taxes          1,095         651       (91)         (25)        1,680
  Net income                                    3,206       1,163     3,570        4,369         3,570
  Other significant items:
     Total assets                             267,865     185,736    47,565       49,105       452,061
     Investment in subsidiaries                     0           0    45,421       45,421             0
     Depreciation, amortization, and            1,006       1,485       159            0         2,650
       accretion (net)
     Total expenditures for long-lived            183         224       199            0           606
       assets
     Revenues from external customers:
        Total interest income                  19,063      13,223         0           0         32,286
        Total noninterest income                2,654       1,428         0           0          4,082
        Total income                           21,717      14,651         0           0         36,368
     Revenues from affiliates:
        Total interest income                      0           0         11          11              0
        Total noninterest income                   0           0      4,820       4,820              0
        Total income                               0           0      4,831       4,831              0
(/TABLE>

18. HARDWICK HOLDING COMPANY (PARENT COMPANY ONLY)
    FINANCIAL INFORMATION


                                   HARDWICK HOLDING COMPANY
                                    (PARENT COMPANY ONLY)
                                       BALANCE SHEETS
                                 DECEMBER 31, 1998 AND 1997
                          (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                         ASSETS

                                                                                1998            1997
                                                                              --------      ---------
 Cash on deposit in subsidiary bank                                          $   3,678      $     636
 Loans, net                                                                      3,766          4,135
 Premises and equipment, net                                                       142            144
 Investment in banking subsidiaries                                             48,976         45,989
 Other assets                                                                      432            484
                                                                             ---------      ---------
           Total assets                                                      $  56,994      $  51,388
                                                                             =========      =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued liabilities                                    $     877      $     785
                                                                             ---------      ---------
 Stockholders' equity:
   Common stock, $.50 par value; 10,000,000 shares
     authorized, 4,187,746 and 4,161,141 shares issued,
     4,187,746 and 4,021,496 shares outstanding at
     December 31, 1998 and 1997, respectively                                    2,094          2,081
 Additional paid-in capital                                                     20,479         20,935
 Retained earnings                                                              33,406         30,381
 Accumulated other comprehensive  income                                         1,104            590
 Treasury stock, at cost, 139,645 shares at December 31, 1997                        0         (2,564)
 Deferred compensation                                                            (966)          (820)
                                                                             ---------      ---------
           Total stockholders' equity                                           56,117         50,603
                                                                             ---------      ---------
           Total liabilities and stockholders' equity                        $  56,994      $  51,388
                                                                             =========      =========
(/TABLE>


                                   HARDWICK HOLDING COMPANY
                                     (PARENT COMPANY ONLY)
                                    STATEMENTS OF INCOME
                      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                        (IN THOUSANDS)

                                                                         1998        1997         1996
                                                                      --------     --------     --------
 Operating income:
   Interest on deposits in subsidiary bank                            $     50     $     17     $     11
   Interest on loans                                                       333          207            0
   Dividends from banking subsidiaries                                   3,000        5,500        5,400
   Consulting fees from subsidiaries                                       692          641          591
                                                                      --------     --------     --------
          Total operating income                                         4,075        6,365        6,002
                                                                      --------     --------     --------
 Operating expense:
   Interest expense                                                          0           55           27
   Net occupancy expense                                                   100          126           87
   Other operating expense                                               1,634        1,641        1,238
                                                                      --------     --------     --------
          Total operating expense                                        1,734        1,822        1,352
                                                                      --------     --------     --------
   Income before income tax benefit and equity in
     undistributed earnings of subsidiaries                              2,341        4,543        4,650
   Income tax benefit                                                      174          282           91
                                                                      --------     --------     --------
   Income before equity in undistributed earnings of
     subsidiaries                                                        2,515        4,825        4,741
   Equity in undistributed earnings of subsidiaries
     (distributions in excess of earnings)                               2,572          401       (1,171)
                                                                      --------     --------     --------
   Net income                                                         $  5,087     $  5,226     $  3,570
                                                                      ========     ========     ========
(/TABLE>


                                   HARDWICK HOLDING COMPANY
                                     (PARENT COMPANY ONLY)
                                   STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                        (IN THOUSANDS)

                                                                            1998       1997       1996
                                                                          -------    -------    -------
 Cash flows from operating activities:
   Net income                                                             $ 5,087    $ 5,226    $ 3,570
   Adjustments to reconcile net income to net cash provided by operating activities:
       (Equity in undistributed earnings) distributions in excess of
          of earnings of subsidiaries                                      (2,572)      (401)      1,171
       Provision for depreciation and amortization                            145        170         159
       Amortization of deferred compensation                                  154         99          24
       Loss (gain) on disposal of premises and equipment                        0        184         (85)
       Decrease (increase) in other assets                                     52        (53)         10
       Increase (decrease) in accounts payable and accrued liabilities         30        (46)        (20)
                                                                          -------    -------    --------
          Net cash provided by operating activities                         2,896      5,179       4,829
                                                                          -------    -------    --------
 Cash flows from investing activities:
   Net cash flows from loans originated and principal collected on            369     (4,135)          0
     loans
   Purchases of premises and equipment                                        (44)      (107)       (199)
   Proceeds from disposal of premises and equipment                             0         29           0
                                                                          -------    -------    --------
         Net cash provided by (used in) investing activities                  325     (4,213)       (199)
                                                                          -------    -------    --------
 Cash flows from financing activities:
   Payments on note payable                                                     0          0        (250)
   Cash dividends on common stock                                          (2,000)    (1,447)     (1,768)
   Proceeds from exercise of stock options                                  1,821          0           0
   Purchase of treasury stock                                                   0       (275)     (1,341)
                                                                          -------    -------    --------
         Net cash used in financing activities                               (179)    (1,722)     (3,359)
                                                                          -------    -------    --------
         Net increase (decrease) in cash                                    3,042       (756)      1,271
 Cash, beginning of year                                                      636      1,392         121
                                                                          -------    -------    --------
 Cash, end of year                                                        $ 3,678    $   636    $  1,392
                                                                          =======    =======    ========
 Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                 $    0     $    55    $     27
                                                                          =======    =======    ========

   Income taxes received from subsidiaries                                $2,620     $ 3,011    $ 1,020
   Income taxes paid by parent company                                    (2,620)     (3,011)    (1,020)
                                                                          ------     -------    --------
   Net income taxes received by parent company                            $    0     $     0    $     0
                                                                          =======    =======    ========

   Dividends declared but not paid                                        $  546     $   484    $   241
                                                                          =======    =======    ========
(/TABLE>


                         SIGNATURES


     Pursuant to the requirements of Section 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-
K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dalton, State of Georgia, on the 19th day of March 1999.


                              HARDWICK HOLDING COMPANY
                                   (Registrant)



                              By:  /s/Michael Robinson
                                      Michael Robinson
                              Title:  Executive Vice President
                                     (Principal Financial and Accounting Officer)

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities set forth and on the 19th day of March, 1998.

    Signature                          Title
    ---------                          -----
    /s/ Kenneth E. Boring              Chairman and Chief Executive Officer:
    Kenneth E. Boring                  Director (Principal Executive Officer)


    /s/ James M. Boring, Jr.           President; Director
    James M. Boring, Jr.


    /s/ Wayne R. Broaddus              Director
    Wayne R. Broaddus


    /s/Robert M. Chandler              Director
    Robert M. Chandler

    /s/Richard R. Cheatham             Director
    Richard R. Cheatham


    /s/David J. Lance                  Director
    David J. Lance

    /s/Norman McCoy                    Director
    Norman McCoy


    /s/Marshall R. Mauldin             Director
    Marshall R. Mauldin


    /s/Michael Robinson                Executive Vice President, Secretary and Treasurer
    Michael Robinson                   (Principal Financial and Accounting Officer);
                                       Director
