Form 10-Q
period 1999-03-31
HARDWICK HOLDING CO
filed 1999-05-17
CIK 787465

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


                 Quarterly Report Under Section 13 or 15 (d)
                   of The Securities Exchange Act of 1934



For Quarter Ended MARCH 31, 1999   Commission File Number 33-43386
                  --------------                          --------

                          HARDWICK HOLDING COMPANY
                          ------------------------
           (Exact name of registrant as specified in its charter)

           GEORGIA                                       58-1408388
--------------------------------                  ------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

One Hardwick Square, P. O. Box 1367, Dalton, GA.          30722-1367
------------------------------------------------          ----------
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

                                  Yes X   No__
                                     --

                Number of shares of common stock outstanding
                             at MAY 12, 1999
                            4,225,996 Shares
                            ----------------

              HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                                 INDEX

                                                              Page No.

PART I-   FINANCIAL INFORMATION

          Consolidated Statements of Financial
          Position at March 31, 1999 and
          December 31, 1998                                           3

          Consolidated Statements of Income
          for the Three Months Ended March  31,
          1999 and 1998                                               4

          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31,
          1999 and 1998                                               5-6

          Notes to Unaudited Consolidated Financial Statements        7-9

          Management's Discussion and Analysis of
          Financial Position and Results of Operations                10-19

PART II-  OTHER INFORMATION                                           20

SIGNATURES                                                            21

                                        HARDWICK HOLDING COMPANY
                                            AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                          (Dollars in thousands)

                                                                               March 31,          December
                                                                             ------------       ------------
                                            ASSETS                               1999             31, 1998
                                                                                 ----             --------
                                                                              (unaudited)
                                                                              -----------
Cash and due from banks                                                       $    18,499        $    25,305
Federal funds sold                                                                 30,764             43,648
                                                                                ---------          ---------
    Total cash and cash equivalents                                                49,263             68,953
Investment securities, available-for-sale                                         148,819            144,169
Loans, net                                                                        291,236            298,478
Premises and equipment, net                                                        15,029             15,055
Assets under capital lease, net                                                       173                222
Accrued interest receivable                                                         4,064              4,184
Excess of cost over fair value of
  subsidiaries acquired, net of amortization                                        3,833              3,978
Other assets                                                                        2,205              1,881
                                                                                ---------          ---------
    Total assets                                                              $   514,622        $   536,920
                                                                                =========          =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits-
  Noninterest-bearing                                                         $    93,655        $   102,027
  Interest-bearing                                                                342,326            340,509
                                                                                ---------          ---------
    Total deposits                                                                435,981            442,536
Securities sold under agreements to repurchase                                      9,281             25,209
Other borrowed funds                                                                8,138              8,156
Capital lease obligation                                                              209                264
Other liabilities                                                                   4,709              4,638
                                                                                ---------          ---------
    Total liabilities                                                             458,318            480,803
                                                                                ---------          ---------
Commitments and contingencies (Notes 2 and 4)
Stockholders' equity-
   Common stock, $.50 par value, 10,000,000 shares authorized,
     4,225,996 and 4,187,746 shares issued and outstanding at March 31,
     1999 and December 31,1998, respectively                                        2,113              2,094
  Additional paid-in capital                                                       21,174             20,479
  Retained earnings                                                                34,007             33,406
  Other comprehensive income-Unrealized gains on investment securities
  available-for-sale, net of tax (Note 3)                                             336              1,104
  Less deferred compensation from restricted stock plan                            (1,326)              (966)
                                                                                ---------          ---------
    Total stockholders' equity                                                     56,304             56,117
                                                                                ---------          ---------
    Total liabilities and stockholders' equity                                $   514,622        $   536,920
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

                                   HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                                (Dollars in thousands, except per share amounts)

                                                                             For the Three Months Ended
                                                                           --------------------------------
                                                                             March 31,           March 31,
INTEREST INCOME:                                                               1999                1998
                                                                           --------------------------------
  Interest and fees on loans                                               $    6,587          $    7,291
  Interest on investment securities-
    Taxable                                                                     1,732               1,479
    Nontaxable                                                                    374                 278
  Interest on federal funds sold and bank deposits                                262                 140
                                                                             --------            --------
         Total interest income                                                  8,955               9,188
                                                                             --------            --------
INTEREST EXPENSE
  Interest on deposits                                                          3,431               3,754
  Interest on securities sold under agreements to repurchase                      112                  56
  Interest on other borrowed funds                                                114                 112
  Interest on note payable and capital lease obligations                            5                   9
                                                                             --------            --------
         Total interest expense                                                 3,662               3,931
                                                                             --------            --------
NET INTEREST INCOME BEFORE PROVISION FOR
   LOAN LOSSES                                                                  5,293               5,257
PROVISION FOR LOAN LOSSES                                                          75                 150
                                                                             --------            --------
NET INTEREST INCOME                                                             5,218               5,107
                                                                             --------            --------
NONINTEREST INCOME:
  Service charges on deposit accounts                                             655                 648
  Securities gains, net                                                             0                   8
  Other noninterest income                                                        727                 673
                                                                             --------            --------
         Total noninterest income                                               1,382               1,329
                                                                             --------            --------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                                2,465               2,215
  Net occupancy expense                                                           765                 790
  Other noninterest expense                                                     1,717               1,537
                                                                             --------            --------
         Total noninterest expense                                              4,947               4,542
                                                                             --------            --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                        1,653               1,894
PROVISION FOR  INCOME TAXES                                                       512                 614
                                                                             --------            --------
NET INCOME                                                                  $   1,141          $    1,280
                                                                             ========            ========

BASIC NET INCOME PER SHARE                                                  $    0.28          $     0.32
                                                                             ========            ========
DILUTIVE NET INCOME PER SHARE                                               $    0.27          $     0.32
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

                                  HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (In thousands)

                                                                                                    For the Three-
                                                                                                     Months Ended
                                                                                                       March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               1999         1998
                                                                                               --------------------------
Net income                                                                                      $   1,141     $   1,280
  Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                                         75           150
     Provision for depreciation and amortization                                                      707           601
     Loss on disposition of premises and equipment                                                     47             0
     (Accretion) amortization of investment security discounts and premiums                            (6)           33
     Deferred income tax benefit                                                                      (92)          (45)
     Securities gains, net                                                                              0            (8)
     Decrease (increase) in accrued interest receivable                                               120          (104)
     (Increase) decrease in other assets                                                             (324)          234
     Increase in other liabilities                                                                     71           614
                                                                                                 --------      --------
       Net cash provided by operating activities                                                    1,739         2,755
                                                                                                 --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities available-for-sale                                670         7,179
  Proceeds from sales of investment securities available-for-sale                                   2,000         3,875
  Purchases of investment securities available-for-sale                                            (8,035)      (13,277)
  Net cash flows from loans originated and principal collected on loans                             7,337         8,686
  Proceeds from disposal of other real estate                                                         241             0
       Purchases of premises and equipment                                                           (847)         (114)
                                                                                                 --------      --------
       Net cash provided by investing activities                                                    1,366         6,349
                                                                                                 --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits, NOW accounts, and savings accounts                   (3,490)        2,821
  Net cash flows from sales and maturities of certificates of deposit                              (3,065)       14,330
  Net (decrease) in federal funds purchased and securities sold under agreement to
         repurchase                                                                               (15,928)      (15,645)
  (Decrease) in other borrowed funds                                                                  (18)          (18)
  Payments on capital lease obligations                                                               (55)          (51)
  Proceeds from issuance of common stock due to exercise of stock options                             305             0
  Payments of cash dividends                                                                         (544)         (476)
                                                                                                 --------      --------
         Net cash (used) provided by financing activities                                       $ (22,795)   $      961
                                                                                                 --------      --------

                                      HARDWICK HOLDING COMPANY
                                           & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                             (Unaudited)
                                            (In Thousands)

                                                                                For the Three Months
                                                                                        Ended
                                                                                       March 31,
                                                                             ----------------------------
                                                                                  1999          1998
                                                                             ----------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           $  (19,690)    $  10,065
CASH AND CASH EQUIVALENTS, beginning of period                                     68,953        38,515
                                                                                ---------      --------
CASH AND CASH EQUIVALENTS, end of period                                       $   49,263     $  48,580
                                                                                =========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                    $    3,804     $   3,641
                                                                                =========      ========
   Cash paid during the period for income taxes                                $      455     $       0
                                                                                =========      ========
Noncash transactions during the period ended:
   Increase in deferred compensation from issue of restricted stock            $      410     $     300
                                                                                =========      ========
   Increase in deferred compensation from issue of phantom stock               $      158     $       0
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at March 31, 1999, were approximately $71,901,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by HBT and FNBNWG, is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $3,820,000 outstanding at March 31, 1999.

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

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


(5)  EARNINGS PER SHARE

Earnings per share are calculated on the basis of basic and dilutive weighted average number of shares outstanding. The basic weighted average number of shares outstanding was 4,135,288 and 3,970,496 for the three-month period ending March 31, 1999 and 1998, respectively. The dilutive weighted average number of shares outstanding was 4,176,821 and 4,044,568 for the three-month period ending March 31, 1999 and 1998, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION

Total assets decreased by approximately $22,298,000 from approximately $536,920,000 at December 31, 1998, to approximately $514,622,000 at
March 31, 1999. The principal fluctuations were in federal funds sold, net loans, cash and due from banks and investment securities available-for-sale. Federal funds sold decreased approximately $12,884,000 from approximately $43,648,000 at December 31, 1998 to approximately $30,764,000 at March 31, 1999, an decrease of 29.5%.
Net loans decreased by approximately $7,242,000 from approximately $298,478,000 at December 31, 1998, to approximately $291,236,000 at
March 31, 1999, a decrease of 2.4%. Cash and due from decreased approximately $6,806,000 from approximately $25,305,000 at December 31, 1998 to approximately $18,499,000 at March 31, 1999, a decrease of 26.9%. The decreases were partially offset by an increase in investment securities available-for-sale of approximately $4,650,000 from approximately $144,169,000 at December 31, 1998 to approximately $148,819, 000 at March 31, 1999, an increase of 3.2%. HHC's cash and cash equivalents reflected a decrease of approximately $19,690,000 or 28.6% for the three-month period ended March 31, 1999.

Savings and other interest-bearing deposit accounts increased approximately $1,817,000 or 0.5% during the three-months ended March 31, 1999, to approximately $342,326,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Average rates paid on deposits for the current period were approximately 4.1% compared with approximately 4.5% for the same period in the preceding year.

At March 31, 1999, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.9%. At March 31, 1999, 60% of HHC's loans were in real estate loans (including mortgage and construction loans), 22% in commercial loans (including agricultural loans), 8% in consumer loans (including credit cards) and other loans were 10%. HHC's loan to deposit ratio was 67% at March 31, 1999, and 45% of all deposits were invested in time certificates of deposit.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines with it. At March 31, 1999 approximately $8,138,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the nine months ended March 31, 1999:

Balance, December 31, 1998                                                $  56,117,000
Net income                                                                    1,141,000
Change in unrealized gains (losses) on securities available-for-sale,
   net of tax                                                                  (768,000)
Amortization of deferred compensation-restricted stock plan                      50,000
Issuance of common stock due to exercise of stock options                       305,000
Dividends declared                                                             (541,000)
                                                                           ------------
Balance, March 31, 1999                                                   $  56,304,000
                                                                           ============


RESULTS OF OPERATIONS
---------------------

For the three months ended March  31, 1999 and 1998:

NET INTEREST INCOME

Net interest income after provision for loan losses for the three month period ended March 31, 1999 was approximately $5,218,000 which was approximately $111,000 or 2.2% greater than the $5,107,000 for the same period the year before. The net interest income for the current period contained loan loss provisions of approximately $75,000 compared with approximately $150,000 for the same period in the previous year. Total interest income decreased by approximately $233,000 or 2.5% while total interest expense decreased approximately $269,000 or 6.8% for the three-month period ended March 31, 1999, as compared to the three months ended in the previous year.

Yields on interest-bearing assets averaged 7.7%, down approximately 70 basis points from the same period the year before. Total average interest-bearing assets decreased by approximately $27,598,000 or 6.3% for the current period when compared with the three-months ended March 31, 1998. Average loans for the three months ended March 31, 1999 decreased approximately $12,251,000 or 4.0% less than the average loans for the three months ended March 31, 1998. The average yield on loans for the three months ended March 31, 1999 was 8.9%, which reflects a decrease of approximately 60 basis points when compared with the three months ended March 31, 1998.

There were approximately $902,000 in nonaccrual loans at March 31, 1999 and accruing loans contractually past due ninety days or more were approximately $31,000 at March 31, 1999. This compares to approximately $900,000 in nonaccrual and approximately $499,000 in loans past due ninety days or more and still accruing at December 31, 1998.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans, which would have been reported on an accrual basis, amounted to approximately $25,000 during the three-month period ended March 31, 1999. Nonaccrual loan interest collected and reported in the three-month period ended March 31, 1999 was approximately $4,000.

Rates paid on interest-bearing liabilities averaged 4.1% for the three months ended March 31, 1999, down approximately 50 basis points from the three months ended March 31, 1998. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to decrease slightly during the remainder of the year.

NONINTEREST INCOME

Total other noninterest income increased approximately $53,000 or 4.0% for the three months ended March 31, 1999, as compared with the three months ended March 31, 1998. The increase is primarily due to an increase in other miscellaneous income of approximately $54,000 and an increase in service charges on deposit accounts of approximately $7,000 while being partially offset by a decrease in net gains from sales of investment securities available-for-sale of approximately $8,000.

NONINTEREST EXPENSE

Total noninterest expense increased by approximately $405,000, or 8.9% for the three months ended March 31, 1999, as compared to the same period ended in the preceding year. The increase is due principally to increases of approximately $250,000 in salary and employee benefits and other noninterest expense of approximately $180,000 while being partially offset by a decrease in net occupancy expense of approximately $25,000.

INCOME TAX PROVISION

The effective tax rates reported for the three months ended March 31, 1999 and 1998 were 37.0% and 32.4%, respectively. The primary reason for the increase in the effective tax rate is that HHC is now considered a large bank for income tax purposes and the tax reserve for loan losses will be eliminated by taking it back into income for tax purposes by using the deferral method in which 10%, 20%, 30% and 40% will be taken in over the next four years respectively.

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

For the three months ended March 31, 1999, cash and cash equivalents decreased approximately $19,690,000 or 28.6% from December 31, 1998. Operating activities and investing activities provided cash and cash equivalents of approximately $1,739,000 and $1,366,000, respectively while financing activities used cash and cash equivalents of approximately $22,795,000. Net income of approximately $1,141,000, provision for loan losses of approximately $75,000, depreciation and amortization not requiring the use of cash of approximately $707,000, a loss on disposition of premises of approximately $47,000, a decrease in accrued interest receivable of approximately $120,000 and an increase in other liabilities of approximately $71,000 were the principal sources of net cash provided from operating activities, while being partially offset principally by an increase in other assets of approximately $324,000 and deferred tax benefits of approximately $92,000.

The cash and cash equivalents provided by investing activities were principally due to proceeds from maturities of investment securities available-for-sale of approximately $670,000, proceeds from sales of investment securities available-for-sale of approximately $2,000,000, loans originated and principal collected on loans of approximately $7,337,000 and proceeds from disposal of other real estate of approximately $241,000. The cash and cash equivalents provided were partially offset by purchases of investment securities available-for-sale of approximately $8,035,000 and purchases of premises and equipment of approximately $847,000.


The cash and cash equivalents used by financing activities were due principally to decreases in federal funds purchased and securities sold under agreement to repurchase of approximately $15,928,000, payments of cash dividends of approximately $544,000, net cash used from sales and maturities of certificates of deposit of approximately $3,065,000, a net decrease in NOW accounts, demand deposits and savings accounts of approximately $3,490,000, while being partially offset by proceeds of approximately $305,000 from issuance of common stock due to exercise of stock options.

YEAR 2000
---------

     The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". The Registrant has developed a plan that will assure the Registrant of being ready to process in the year 2000. The plan involves costs such as purchasing both hardware and software and will entail the use of both internal and external personnel. Modifications and upgrades are being performed on the majority of the Registrant's existing systems. These costs are being expensed as incurred. The Registrant's mainframe processing is outsourced to a vendor which is one of the largest bank processing companies in the United States. The Registrant is in regular communication with this vendor as both companies prepare for processing in year 2000.

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

HHC'S STATE OF READINESS
------------------------

     HHC has been assessing its Year 2000 readiness since 1996. HHC has formed a committee charged with the task of identifying and remediating date recognition problems in both Information Technology ("IT") and Non-IT systems. Guided by requirements as well as examination by banking regulators, the committee has developed a comprehensive plan to assess HHC's Year 2000 readiness with respect to both IT and non-IT systems. HHC's inventory of such systems is complete and HHC believes its IT and non-IT systems are Year 2000 compliant and has not found any mission critical system to be deficient.

     HHC has completed the remediation or replacement of its systems. Testing occurred in 1998, and further testing will occur during 1999. HHC believes that it has identified all major internal business and operational functions that will be impacted by the year 2000 date change. HHC's mainframe processing is outsourced to a third party vendor and the software for year 2000 has been in service since October 1998. The application testing was competed in October of 1998. The "street testing", i.e., testing for year end, quarter ends, leap year and future years, was completed on March 31, 1999. Both subsidiary banks of HHC have been through Phase II examinations by their respective regulatory authorities without any major concerns being brought to the attention of their Boards of Directors and or management.

COST ASSOCIATED WITH YEAR 2000 ISSUES
-------------------------------------

     HHC does not anticipate that its year 2000 related costs will be material to its financial condition or results of operations. HHC has estimated that its total costs for the evaluation, remediation and testing of its IT and non-IT systems in connection with the year 2000 issue will be approximately $745,000. Approximately $645,000 has been incurred to date and included in the results of operations as an expense or capitalized and is to be amortized over the respective useful lives. The remaining $100,000 has been included in the expenditures budget for 1999.

RISK OF THIRD-PARTY YEAR 2000 ISSUES
------------------------------------

     The impact of year 2000 non-compliance by outside parties with whom HHC transacts business cannot be accurately gauged. HHC has surveyed its major business partners to ascertain their Year 2000 readiness. Although not all are Year 2000 compliant at this date, HHC has received certain assurances that such third parties will be ready for the Year 2000 date change by the end of 1999. HHC and its major third party partners, except for the Federal Reserve check clearing services division, have completed testing and reviewing of all critical year 2000 date issues in their systems. The Federal Reserve has stated that their systems will be compliant by the end of 1999. If the Federal Reserve does not complete remediation of their system in time, HHC has an alternate check-clearing partner that has completed all Year 2000 certification tests.

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

CUSTOMER AWARENESS AND BORROWER RISK ASSESSMENT
-----------------------------------------------

     HHC has aggressively worked to educate its depositors and borrowers regarding the Year 2000 Issues. HHC has hosted community seminars, developed statement stuffers, and placed detailed brochures about the Year 2000 issue in all its branch lobby locations. Risk assessments on borrowers have been completed and HHC has initiated a Year 2000 assessment procedure during loan review and approval for all new and renewed loans.

YEAR 2000 CONTINGENCY PLANNING
------------------------------

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

     The corporate contingency plan called for a multi-phase approach in the development process. The first phase was to develop the responsibility and reporting line of command. Each subsidiary appointed a command post consisting of the bank president, the highest-ranking manager representing each division within the company, and the Year 2000 coordinator. The command post approved a line of business committee that represented the supervisor of each department within the company and a backup for each one of the committee members. This individual is referred to as the Line of Business Coordinator or Rapid Response Team Member. Using the FFIEC guidelines as a checklist project approach, the contingency plan format was developed and approved by the command post. The approach and plan was communicated to the line of business committee through officially documented committee meetings and individual interviews.

     The project approach approved by the command post and the bank's Board of Directors was for each line of business committee member to develop a matrix of all duties and functions performed on a daily, weekly, monthly, quarterly, annually, as needed, or demand basis. The matrix also reflected all personnel within a department indexed by which employees were responsible for each duty or function, and all employees who were cross-trained on each duty as a backup. The line of business coordinator would develop a matrix of only critical duties or functions from the master matrix list. The second matrix became the critical duties and functions list that was used to develop a risk analysis and contingency report. The risk analysis and contingency planning report includes the following information:

*    The duty or function.
* A risk category group code for each duty or function (i.e., staff problems, utility outages, software problems).
*    The degree of negative impact on business if the risk should occur.

* Pre-implementation mitigating actions that must be done to prepare for the event and how to address it afterwards.
* Proposed workaround for each contingency and the description of the basis for taking the approach for that duty or function.
*    Name of person to contact if the situation occurs.

The risk analysis and contingency planning report was used to develop the content for the actual contingency plan.

The Registrant's Year 2000 Contingency Plan contains the following information:

     Staffing and work schedules:  Expected work and vacation
     ---------------------------
     schedules before, during, and after the event are listed along with a personnel contact list.

     Recovery Support Team:  A team of well trained and fully
     ---------------------
     empowered employees who will identify and correct any disruption to the business during and after the event. The employee's name, address, home phone, alternate phone, cellular phone, and electronic mail address are listed. The list of employees also indicates if they are line of business or command post members and if they live more than 30 miles from the main office.

     Assumptions:  Lists include certain assumptions that an employee
     -----------
     may use in developing the contingency plan based on decisions already made by management. The assumptions are segmented by the last quarter of 1999, and the periods of December 30, 1999 to January 10, 1999 and January 11, 1999 to April 15, 1999.

     Plans and Priorities:  Segmented by the time periods described in
     --------------------
     the Assumptions section above. This section documents the communication plan during the three periods covered by the event plan and identifies the duties and plans to continue normal operating procedures.

     Y-2K Contingency Plan:  Documentation of the steps to be taken if
     ---------------------
     an interruption occurs and is listed by category of problem
     (i.e., utility outage, software problem).

     Employee Location Directions:  Detailed navigational directions to
     ----------------------------
     an employee's home for emergency purposes and possible communication disruptions.

     Unresolved Issues:  Description of any issues that remain
     -----------------
     unresolved by the line of business coordinator. This section will continue to be reviewed by the line of business committee and the Year 2000 coordinator until all issues are resolved.

     The Registrant's corporate contingency plan was completed by December 31, 1998 and approved by the Board of Directors of the Registrant and reviewed by the Board of Directors of each of the bank subsidiaries. The board and management of each bank understand that these plans will be reviewed and changed periodically due to staff and procedure changes. It is the responsibility of each line of business coordinator to review these plans with each employee in their departments. The contingency plans will be tested in the fourth quarter of 1999. This test will be conducted under the scrutiny of our internal auditors, the Year 2000 coordinator, and an outside consultant. The line of business or Y2K committee reviews progress on the contingency plans biweekly and the command post and Board of Directors review progress once a month.

MARKET RISK MANAGEMENT
----------------------

     A 100 basis point increase in interest rates would result in a decrease in interest margin of approximately $381,000 which is a change of approximately $535,000 from the $154,000 increase in interest margin that would have occurred at December 31, 1998 if there had been a 100 basis points increase in interest rates at that time. The effect of the $381,000 decrease is within the 15% acceptable variance as prescribed by the Company's asset liability management policy.

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

The following tables represent HHC's regulatory capital position at March 31, 1999:

Risk Based Capital Ratios:                                        Amount             Ratio
                                                               -----------       -----------
Tier 1 Capital                                                 $   52,135           13.60%
Tier 1 Capital minimum requirement                             $   15,330            4.00%
                                                                 --------         -------
Excess                                                         $   36,805            9.60%
                                                                 ========         =======

Total Capital                                                  $   56,968           14.86%
Total Capital minimum requirement                              $   30,660            8.00%
                                                                 --------         -------
Excess                                                         $   26,308            6.86%
                                                                 ========         =======

Risk adjusted assets net of goodwill and
  excess loan loss allowance                                   $  383,253

Leverage Ratio:
Tier 1 Capital to adjusted total assets                        $   52,135           10.27%
("Leverage Ratio")
Minimum leverage requirement                                   $   15,222            3.00%
                                                                 --------         -------
Excess                                                         $   36,913            7.27%
                                                                 ========         =======

Average total assets, net of goodwill <F1>                       $507,401

<F1> Average total assets, net of goodwill for the nine-months ended
March 31, 1999.

HHC is a legal entity separate and distinct from the Banks. Most of the revenues of HHC result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by HHC to its shareholders. HHC paid cash dividends of $544,000 or $.13 per share on January 19, 1999, which had been declared at December 31, 1998. HHC declared $549,000 or $.13 per share of common stock on February 17, 1999, which was subsequently paid on April 19, 1999.

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


CORPORATION                    HARDWICK HOLDING COMPANY
-----------                    ------------------------


Date: May 12, 1999             By:  /s/Michael Robinson
------------------                ------------------------------
                               Michael Robinson
                               Executive Vice President,
                               Chief Financial Officer
                               (Principal Financial Officer
                               and Duly Authorized Officer)