Form 10-Q
period 1999-06-30
HARDWICK HOLDING CO
filed 1999-08-16
CIK 787465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934



For Quarter Ended JUNE 30, 1999           Commission File Number 33-43386
                  -------------                                  --------

                            HARDWICK HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

           GEORGIA                                            58-1408388
-------------------------------                               ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

One Hardwick Square, P. O. Box 1367, Dalton, GA.              30722-1367
------------------------------------------------              ----------
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

                                   Yes X No__

                  Number of shares of common stock outstanding
                               at August 12, 1999
                                4,225,996 Shares
                                ----------------

                    HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                                      INDEX

                                                                       PAGE NO.

PART I-    FINANCIAL INFORMATION

           Consolidated Statements of Financial
           Position at June 30, 1999 and
           December 31, 1998                                               3

           Consolidated Statements of Income
           for the Three Months Ended June  30,
           1999 and 1998                                                   4

           Consolidated Statements of Income
           for the Six Months Ended June 30,
           1999 and 1998                                                   5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30,
           1999 and 1998                                                   6-7

           Notes to Unaudited Consolidated Financial Statements            8-14

           Management's Discussion and Analysis of
           Financial Position and Results of Operations                    15-26

PART II-   OTHER INFORMATION                                               27

SIGNATURES                                                                 28

                                 HARDWICK HOLDING COMPANY
                                     AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                  (DOLLARS IN THOUSANDS)

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                    --------         ------------
                                                                                      1999               1998
                                                                                      ----               ----
                                                ASSETS                             (UNAUDITED)
CASH AND DUE FROM BANKS                                                          $        20,275   $        25,305
FEDERAL FUNDS SOLD                                                                         8,035            43,648
                                                                                  ---------------   ---------------
     TOTAL CASH AND CASH EQUIVALENTS                                                      28,310            68,953
INVESTMENT SECURITIES, AVAILABLE-FOR-SALE                                                162,869           144,169
LOANS, NET                                                                               298,237           298,478
PREMISES AND EQUIPMENT, NET                                                               15,160            15,055
ASSETS UNDER CAPITAL LEASE, NET                                                              124               222
ACCRUED INTEREST RECEIVABLE                                                                4,340             4,184
EXCESS OF COST OVER FAIR VALUE OF
  SUBSIDIARIES ACQUIRED, NET OF AMORTIZATION                                               3,689             3,978
OTHER ASSETS                                                                               3,444             1,881
                                                                                  ---------------   ---------------

     TOTAL ASSETS                                                                $       516,173   $       536,920
                                                                                  ===============   ===============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS-
  NONINTEREST-BEARING                                                            $        98,146   $       102,027
  INTEREST-BEARING                                                                       338,862           340,509
                                                                                  ---------------   ---------------
     TOTAL DEPOSITS                                                                      437,008           442,536
FED FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                    11,352            25,209
OTHER BORROWED FUNDS                                                                       8,119             8,156
CAPITAL LEASE OBLIGATION                                                                     154               264
OTHER LIABILITIES                                                                          4,693             4,638
                                                                                  ---------------   ---------------
     TOTAL LIABILITIES                                                                   461,326           480,803
                                                                                  ---------------   ---------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 4)
STOCKHOLDERS' EQUITY-
   COMMON STOCK, $.50 PAR VALUE, 10,000,000 SHARES AUTHORIZED,
       4,225,996 AND 4,187,746 SHARES ISSUED AND OUTSTANDING AT JUNE 30,
       1999 AND DECEMBER 31,1998, RESPECTIVELY                                             2,113             2,094
   ADDITIONAL PAID-IN CAPITAL                                                             21,174            20,479
   RETAINED EARNINGS                                                                      34,760            33,406
   OTHER COMPREHENSIVE INCOME-UNREALIZED (LOSS) GAIN ON INVESTMENT
       SECURITIES AVAILABLE-FOR-SALE, NET OF TAX                                         (1,924)             1,104
   LESS DEFERRED COMPENSATION FROM RESTRICTED STOCK PLAN                                 (1,276)             (966)
                                                                                  ---------------   ---------------
     TOTAL STOCKHOLDERS' EQUITY                                                           54,847            56,117
                                                                                  ---------------   ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $       516,173   $       536,920
                                                                                  ===============   ===============
                (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

                                  HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              FOR THE THREE MONTHS ENDED
                                                                       ----------------------------------------
                                                                            JUNE 30,               JUNE 30,
INTEREST INCOME:                                                              1999                   1998
                                                                       ----------------------------------------
   INTEREST AND FEES ON LOANS                                        $      6,585               $      7,209
   INTEREST ON INVESTMENT SECURITIES-
     TAXABLE                                                                1,867                      1,618
     NONTAXABLE                                                               406                        293
   INTEREST ON FEDERAL FUNDS SOLD AND BANK DEPOSITS                           262                        201
                                                                      ------------               ------------
             TOTAL INTEREST INCOME                                          9,120                      9,321
                                                                      ------------               ------------

INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                                     3,389                      3,829
   INTEREST ON SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                 105                         43
   INTEREST ON OTHER BORROWED FUNDS                                           109                        113
   INTEREST ON NOTE PAYABLE AND CAPITAL LEASE OBLIGATIONS                       4                          9
                                                                      ------------               ------------
              TOTAL INTEREST EXPENSE                                        3,607                      3,994
                                                                      ------------               ------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
    LOAN LOSSES                                                             5,513                      5,327
PROVISION FOR LOAN LOSSES                                                      75                        150
                                                                      ------------               ------------
NET INTEREST INCOME                                                         5,438                      5,177
                                                                      ------------               ------------
NONINTEREST INCOME:
   SERVICE CHARGES ON DEPOSIT ACCOUNTS                                        659                        646
   SECURITIES GAINS, NET                                                        0                         10
   OTHER NONINTEREST INCOME                                                   554                        472
                                                                      ------------               ------------
              TOTAL NONINTEREST INCOME                                      1,213                      1,128
                                                                      ------------               ------------

NONINTEREST EXPENSE:
   SALARIES AND EMPLOYEE BENEFITS                                           2,267                      2,218
   NET OCCUPANCY EXPENSE                                                      799                        829
   OTHER NONINTEREST EXPENSE                                                1,719                      1,553
                                                                      ------------               ------------
              TOTAL NONINTEREST EXPENSE                                     4,785                      4,600
                                                                      ------------               ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    1,866                      1,705
PROVISION FOR  INCOME TAXES                                                   574                        549
                                                                      ============               ============
NET INCOME                                                         $        1,292               $      1,156
                                                                      ============               ============

BASIC NET INCOME PER SHARE                                         $         0.31               $        0.29
                                                                      ============               ============
DILUTED NET INCOME PER SHARE                                       $         0.31               $        0.29
                                                                      ============               ============
                            (SEE NOTES TO CONSOLIDATED MENTS.)

                         HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
INTEREST INCOME:                                                                 1999                  1998
                                                                             -----------------------------------
   INTEREST AND FEES ON LOANS                                              $     13,172           $     14,500
   INTEREST ON INVESTMENT SECURITIES-
     TAXABLE                                                                      3,599                  3,097
     NONTAXABLE                                                                     780                    571
     INTEREST ON FEDERAL FUNDS SOLD AND BANK DEPOSITS                               524                    341
                                                                            ------------           ------------
             TOTAL INTEREST INCOME                                               18,075                 18,509

INTEREST EXPENSE:
   INTEREST ON DEPOSITS                                                           6,820                  7,583
   INTEREST ON SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                       217                     99
   INTEREST ON OTHER BORROWED FUNDS                                                 223                    225
   INTEREST ON NOTE PAYABLE AND CAPITAL LEASE OBLIGATIONS                             9                     18
                                                                            ------------           ------------
              TOTAL INTEREST EXPENSE                                              7,269                  7,925

NET INTEREST INCOME BEFORE PROVISION FOR LOAN
    LOAN LOSSES                                                                  10,806                 10,584
PROVISION FOR LOAN LOSSES                                                           150                    300
                                                                            ------------           ------------
NET INTEREST INCOME                                                              10,656                 10,284
                                                                            ------------           ------------
NONINTEREST INCOME:
   SERVICE CHARGES ON DEPOSIT ACCOUNTS                                            1,314                  1,294
   SECURITIES GAINS, NET                                                              0                     18
   OTHER NONINTEREST INCOME                                                       1,281                  1,145
                                                                            ------------           ------------
              TOTAL NONINTEREST INCOME                                            2,595                  2,457

NONINTEREST EXPENSE:
   SALARIES AND EMPLOYEE BENEFITS                                                 4,732                  4,433
   NET OCCUPANCY EXPENSE                                                          1,564                  1,619
   OTHER NONINTEREST EXPENSE                                                      3,436                  3,090
                                                                            ------------           ------------
              TOTAL NONINTEREST EXPENSE                                           9,732                  9,142
                                                                            ------------           ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                          3,519                  3,599
PROVISION FOR  INCOME TAXES                                                       1,086                  1,163
                                                                            ============           ============
NET INCOME                                                                $       2,433           $      2,436
                                                                            ============           ============

BASIC NET INCOME PER SHARE                                                $        0.59           $       0.61
                                                                            ============           ============
DILUTED NET INCOME PER SHARE                                              $        0.58           $       0.60
                                                                            ============           ============
                     (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

                         HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                      (IN THOUSANDS)

                                                                                                 FOR THE SIX-MONTHS ENDED
                                                                                                         JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               1999           1998
                                                                                               ----------------------------

   NET INCOME                                                                                $       2,433  $       2,436
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
       PROVISION FOR LOAN LOSSES                                                                       150            300
       PROVISION FOR DEPRECIATION AND AMORTIZATION                                                   1,263          1,192
       LOSS ON DISPOSITION OF PREMISES AND EQUIPMENT                                                    47              0
       GAIN ON DISPOSITION OF OTHER REAL ESTATE OWNED                                                 (40)              0
       AMORTIZATION (ACCRETION) OF INVESTMENT SECURITY DISCOUNTS AND PREMIUMS                           49           (33)
       DEFERRED INCOME TAX BENEFIT                                                                   (173)           (99)
       SECURITIES GAINS, NET                                                                             0           (18)
       INCREASE IN ACCRUED INTEREST RECEIVABLE                                                       (156)          (583)
       (INCREASE) DECREASE IN OTHER ASSETS                                                            (31)             90
       (DECREASE) INCREASE IN OTHER LIABILITIES                                                      (103)            274
                                                                                               ------------   ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 3,439          3,559
                                                                                               ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM MATURITIES OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE                              7,816          6,920
   PROCEEDS FROM SALES OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                  17,434          8,115
   PURCHASES OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                          (48,587)       (28,611)
   NET CASH FLOWS FROM LOANS ORIGINATED AND PRINCIPAL COLLECTED ON LOANS                                91          8,838
   PROCEEDS FROM DISPOSAL OF OTHER REAL ESTATE                                                         241              0
   PURCHASES OF PREMISES AND EQUIPMENT                                                               (771)          (860)
                                                                                               ------------   ------------
           NET CASH USED BY INVESTING ACTIVITIES                                                  (23,776)        (5,598)
                                                                                               ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   NET (DECREASE) INCREASE IN DEMAND DEPOSITS, NOW ACCOUNTS, AND SAVINGS
          ACCOUNTS                                                                                 (4,364)         20,349
   NET CASH FLOWS FROM SALES AND MATURITIES OF CERTIFICATES OF DEPOSIT                             (1,164)          4,021
   NET (DECREASE) IN FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENT TO
           REPURCHASE                                                                             (13,857)       (14,799)
   (DECREASE) IN OTHER BORROWED FUNDS                                                                 (37)           (37)
   PAYMENTS ON CAPITAL LEASE OBLIGATIONS                                                             (110)          (103)
   PROCEEDS FROM ISSUANCE OF COMMON STOCK DUE TO EXERCISE OF STOCK OPTIONS                             305              0
   PAYMENTS OF CASH DIVIDENDS                                                                      (1,079)          (970)
                                                                                               ------------   ------------
           NET CASH (USED ) PROVIDED BY FINANCING ACTIVITIES                                 $    (20,306)  $       8,461
                                                                                               ------------   ------------

                                 HARDWICK HOLDING COMPANY
                                      & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                        (UNAUDITED)
                                      (IN THOUSANDS)

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                               --------------------------------------
                                                                                     1999                 1998
                                                                               --------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          $        (40,643)     $          6,422
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            68,953              38,515
                                                                               ==================    ================
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $           28,310    $         44,937
                                                                               ==================    ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID DURING THE PERIOD FOR INTEREST                                   $            7,463    $          7,519
                                                                               ==================    ================
   CASH PAID DURING THE PERIOD FOR INCOME TAXES                               $            1,055    $          1,315
                                                                               ==================    ================
NONCASH TRANSACTIONS DURING THE PERIOD ENDED:
   INCREASE IN DEFERRED COMPENSATION FROM ISSUE OF RESTRICTED STOCK           $              410    $            300
                                                                               ==================    ================









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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at June 30, 1999, were approximately $72,310,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by HBT and FNBNWG, is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $3,497,000 outstanding at June 30, 1999.

(3)        RECENT ACCOUNTING PRONOUNCEMENTS


In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". This Statement changed the effective date for SFAS NO. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application is encouraged. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (A) derivative instruments and
(B) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

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


(5)        EARNINGS PER SHARE

Earnings per share are calculated on the basis of basic and dilutive weighted average number of shares outstanding. The basic weighted average number of shares outstanding was 4,137,906 and 3,970,496 for the six-month period ending June 30, 1999 and 1998, respectively. The diluted weighted average number of shares outstanding was 4,162,623 and 4,046,534 for the six-month period ending June 30, 1999 and 1998, respectively.

(6)         SEGMENT INFORMATION


SFAS  No.  131,  "Disclosures  About  Segments  of  an  Enterprise  and  Related
Information," requires disclosure of certain information related to the Company's reportable operating segments. The reportable segments were determined based on management's internal reporting approach, which is separated by each subsidiary. The reportable segments are comprised of the two banks owned by the holding company, as well as the holding company itself. Each bank provides a wide array of banking services to consumer and commercial customers and earns interest income from loans made to customers and investments in securities available for sale. Each bank also recognizes certain fees related to deposit, lending, and other services provided to customers. The holding company earns income by providing loans to insiders, receiving dividends from the two banks, and by providing management services to the banks. The holding company incurs no interest expense, but does incur certain administrative expenses related to operations. No transactions with a single customer contributed 10% or more to the Company's total revenue. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at estimated market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the three reportable segments are included in the following tables (in thousands):


                                                                     For the Three Months Ended June 30, 1999
                                                     -----------------------------------------------------------------------
                                                        HBT          FNB          HHC         Eliminations     Consolidated
                                                     =========   ===========  ============   ==============   ==============
      Total interest income                          $  5,125      $  3,929      $    97            $    31       $  9,120
      Total interest expense                            2,088         1,550            0                 31          3,607
      Net interest income                               3,037         2,379           97                  0          5,513
      Provision for loan losses                             0            75            0                  0             75
      Net interest income after provision               3,037         2,304           97                  0          5,438
      Total noninterest income                            856           357        1,600              1,600          1,213
      Total noninterest expense                         2,485         2,033          448                181          4,785
      Income before taxes                               1,408           628        1,249              1,419          1,866
      Provision (benefit) for income taxes                384           235         (45)                  0            574
      Net income                                        1,024           393        1,294              1,419          1,292
      Other significant items:

          Total assets                                298,905       208,833       55,833             47,398        516,173
          Investment in subsidiaries                        0             0       45,113             45,113              0
          Depreciation, amortization, and
            accretion (net)                               206           315           90                  0            611
          Total expenditures for long-lived
            assets                                         16           112            2                  0            130
          Revenues from external customers:
             Total interest income                      5,125         3,929           66                  0          9,120
             Total noninterest income                     856           357            0                  0          1,213
             Total income                               5,981         4,286           66                  0         10,333
          Revenues from affiliates:
             Total interest income                          0             0           31                 31              0
             Total noninterest income                       0             0        1,600              1,600              0
             Total income                                   0             0        1,631              1,631              0


                                                                      For the Three Months Ended June 30, 1999
                                                     -------------------------------------------------------------------------
                                                         HBT          FNB           HHC          Eliminations    Consolidated
                                                       =========   ===========   ==========     ==============  ==============
 S>
     Total interest income                            $ 5,066       $ 4,168       $   94            $    7        $ 9,321
      Total interest expense                             2,194         1,807                              7          3,994
      Net interest income                                2,872         2,361           94                 0          5,327
      Provision for loan losses                             75            75            0                 0            150
      Net interest income after provision                2,797         2,286           94                 0          5,177
      Total noninterest income                             767           361        1,438             1,438          1,128
      Total noninterest expense                          2,406         1,955          409               170          4,600
      Income before taxes                                1,158           692        1,123             1,268          1,705
      Provision (benefit) for income taxes                 328           253         (32)                 0            549
      Net income                                           830           439        1,155             1,268          1,156
      Other significant items:

<
          Total assets                                 283,948       211,261       53,064            44,068        504,205
          Investment in subsidiaries                         0             0       45,027            45,027              0
          Depreciation, amortization, and
            accretion (net)                                176           307          108                 0            591
          Total expenditures for long-lived
            assets                                          81           665            0                 0            746
          Revenues from external customers:
            Total interest income                        5,066         4,168           87                 0          9,321
            Total noninterest income                       767           361            0                 0          1,128
            Total income                                 5,833         4,529           87                 0         10,449
          Revenues from affiliates:
             Total interest income                           0             0            7                 7              0
             Total noninterest income                        0             0        1,438             1,438              0
             Total income                                    0             0        1,445             1,445              0


                                                                       For The Six Months Ended June 30, 1999
                                                      ---------------------------------------------------------------------
                                                         HBT           FNB           HHC      Eliminations    Consolidated
                                                      =========    ==========  ===========   ==============  ==============
      Total interest income                           $ 10,149      $  7,798      $   191         $    63         $18,075
      Total interest expense                             4,163         3,169            0              63           7,269
      Net interest income                                5,986         4,629          191                          10,806
      Provision for loan losses                              0           150            0               0             150
      Net interest income after provision                5,986         4,479          191               0          10,656
      Total noninterest income                           1,807           788        3,195           3,195           2,595
      Total noninterest expense                          4,915         4,072        1,113             368           9,732
      Income before taxes                                2,878         1,195        2,273           4,344           3,519
      Provision (benefit) for income taxes                 794           452        (160)               0           1,086
      Net income                                         2,084           743        2,433           2,827           2,433
      Other significant items:

          Total assets                                 298,905       208,833       55,833          47,398          16,173
          Investment in subsidiaries                         0             0       45,113          45,113               0
          Depreciation, amortization, and
            accretion (net)                                374           605          333               0           1,312
          Total expenditures for long-lived
            assets                                          64           697           10               0             771
          Revenues from external customers:
             Total interest income                      10,149         7,798          128               0          18,075
             Total noninterest income                    1,807           788            0               0           2,595
             Total income                               11,956         8,586          128               0          20,670
          Revenues from affiliates:
             Total interest income                           0             0           63              63               0
             Total noninterest income                        0             0        4,820           4,820               0
             Total income                                    0             0        4,831           4,831               0


                                                                        For The Six Months Ended June 30, 1998
                                                    -----------------------------------------------------------------------
                                                        HBT           FNB            HHC      Eliminations    Consolidated
                                                    ==========    ==========     ==========  ==============  ==============
       Total nterest income                          $ 10,154      $  8,181        $   186       $    12        $ 18,509
       Total interest expense                           4,364         3,573              0            12           7,925
       Net interest income                              5,790         4,608            186             0          10,584
       Provision for loan losses                          150           150              0             0             300
       Net interest income after provision              5,640         4,458            186             0          10,284
       Total noninterest income                         1,665           792          2,995         2,995           2,457
       Total noninterest expense                        4,804         3,864            814           340           9,142
       Income before taxes                              2,501         1,386          2,367         2,655           3,599
       Provision (benefit) for income taxes               725           507           (69)             0           1,163
       Net income                                       1,776           879          2,436         2,655           2,436
       Other significant items:
           Total assets                               283,948       211,261         53,064        44,068         504,205
           Investment in subsidiaries                       0             0         45,027        45,027               0
           Depreciation, amortization, and
             accretion (net)                              391           618            150             0           1,159
          Total expenditures for long-lived
             asset                                        139           721              0             0             860
          Revenues from external customers:
             Total interest income                     10,154         8,181            174             0          18,509
             Total noninterest income                   1,665           792              0             0           2,457
             Total income                              11,819         8,973            174             0          20,966
          Revenues from affiliates:
             Total interest income                          0             0             12            12               0
             Total noninterest income                       0             0          2,995         2,995               0
             Total income                                   0             0          3,007         3,007               0

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION
------------------

Total assets decreased by approximately $20,747,000 from approximately $536,920,000 at December 31, 1998, to approximately $516,173,000 at June 30,
1999. The principal fluctuations were in federal funds sold, cash and due from banks, investment securities available-for-sale and other assets. Federal funds sold decreased approximately $35,613,000 from approximately $43,648,000 at December 31, 1998 to approximately $8,035,000 at June 30, 1999, a decrease of 81.6%. Cash and due from banks decreased approximately $5,030,000 from approximately $25,305,000 at December 31, 1998 to approximately $20,275,000 at June 30, 1999, a decrease of 19.9%. The decreases were partially offset by an increase in investment securities available-for-sale of approximately $18,700,000 from approximately $144,169,000 at December 31, 1998 to approximately $162,869,000 at June 30, 1999, an increase of 13.0%. Other assets increased by approximately $1,563,000 from approximately $1,881,000 at December 31, 1998 to approximately $3,444,000 at June 30, 1999. HHC's cash and cash equivalents reflected a decrease of approximately $40,643,000 or 58.9% for the six-month period ended June 30, 1999. This decrease is due to the pick up of a new account during December with large balances deposited at one of the banks along with the accounts for property tax payments at both banks which are subsequently withdrawn during January of each year.

Savings and other interest-bearing deposit accounts decreased approximately $1,647,000 or 0.5% during the six months ended June 30, 1999, to approximately $338,862,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Average rates paid on deposits for the current period were approximately 4.0% compared with approximately 4.5% for the same period in the preceding year.

At June 30, 1999, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.6%. At June 30, 1999, 60% of HHC's loans were in real estate loans (including mortgage and construction loans), 23% in commercial loans (including agricultural loans), 8% in consumer loans (including credit cards) and other loans were 9%. HHC's loan to deposit ratio was approximately 70% at June 30, 1999, and 45% of all deposits were invested in time certificates of deposit.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines with it. At June 30, 1999 approximately $8,119,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the six months ended June 30, 1999 (in thousands):

Balance, December 31, 1998                                                         $   56,117,000
Net income                                                                              2,433,000
Change in unrealized gains (losses) on securities available-for-sale,
     net of tax                                                                        (3,028,000)
Amortization of deferred compensation-restricted stock plan                                99,000
Issuance of common stock due to exercise of stock options                                 305,000
Dividends declared                                                                     (1,079,000)
                                                                                     ==============
Balance, June 30, 1999                                                             $   54,847,000
                                                                                     ==============


RESULTS OF OPERATIONS
---------------------

For the three months ended June 30, 1999 and 1998:

NET INTEREST INCOME

Net interest income after provision for loan losses for the three month period ended June 30, 1999 was approximately $5,438,000 which was approximately $261,000 or 5.0% greater than the $5,177,000 for the same period the year before. The net interest income for the current period contained loan loss provisions of approximately $75,000 compared with approximately $150,000 for the same period in the previous year. The Company has continued contributions to the loan loss reserve due to the decrease in the housing starts, which has a direct effect on the tufted carpet industry. Approximately 40% of the workforce in the Company's market area works for the tufted carpet industry or a related company. Slow downs in the tufted carpet industry could cause the consumers who bank with the Company to be unable to make the principal and interest payments on their obligations. Management is of the opinion that the provisions included in the results of operations are necessary for the potential effect of the downturns in housing starts. Total interest income decreased by approximately $201,000 or 2.2% while total interest expense decreased approximately $387,000 or 9.7% for the three-month period ended June 30, 1999, as compared to the three months ended in the previous year.

Yields on interest-bearing assets averaged 7.6%, down approximately 70 basis points from the same period the year before. Total average interest-bearing assets increased by approximately $28,982,000 or 6.5% for the current period when compared with the three-months ended June 30, 1998. Average loans for the three months ended June 30, 1999 decreased approximately $7,715,000 or 2.5% less than the average loans for the three months ended June 30, 1998. The average yield on loans for the three months ended June 30, 1999 was 8.9%, which reflects a decrease of approximately 60 basis points when compared with the three months ended June 30, 1998.

There were approximately $1,204,000 in nonaccrual loans at June 30, 1999 and accruing loans contractually past due ninety days or more were approximately $12,000 at June 30, 1999. This compares to approximately $900,000 in nonaccrual and approximately $499,000 in loans past due ninety days or more and still accruing at December 31, 1998. The increase in nonaccrual loans of approximately $304,000 from December 31, 1998 is an indication that the customers of the Company have slowed in making the payments on their obligations therefore requiring the credits to be placed in a nonaccrual status. Management has made provisions to the loan loss allowance in amounts that are expected to cover the losses that may occur in future periods, if such nonaccrual loans should migrate to a charged off status.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans, which would have been reported on an accrual basis, amounted to approximately $19,000 during the three-month period ended June 30, 1999. Nonaccrual loan interest collected and reported in the three-month period ended June 30, 1999 was approximately $4,000.

Rates paid on interest-bearing liabilities averaged 4.0% for the three months ended June 30, 1999, down approximately 60 basis points from the three months ended June 30, 1998. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase slightly during the remainder of the year.

 NONINTEREST INCOME

Total other noninterest income increased approximately $85,000 or 7.5% for the three months ended June 30, 1999, as compared with the three months ended June 30, 1998. The increase is primarily due to an increase in other miscellaneous income of approximately $82,000 and an increase in service charges on deposit accounts of approximately $13,000 while being partially offset by a decrease in net gains from sales of investment securities available-for-sale of approximately $10,000.

 NONINTEREST EXPENSE

Total noninterest expense increased by approximately $185,000, or 4.0% for the three months ended June 30, 1999, as compared to the same period ended in the preceding year. The increase is due principally to increases of approximately $49,000 in salary and employee benefits and other noninterest expense of approximately $166,000 while being partially offset by a decrease in net occupancy expense of approximately $30,000. The increase in noninterest expense is due principally to increases in data processing of approximately $38,000, credit card fees of approximately $23,000, legal and professional fees of approximately $27,000, promotions of approximately $32,000, printing and office supplies of approximately $12,000 and other miscellaneous noninterest expenses of approximately $34,000.

INCOME TAX PROVISION

The effective tax rates reported for the three months ended June 30, 1999 and 1998 were 30.8% and 32.2%, respectively. Contributing to the decrease in the effective tax rate for the three months ended June 30, 1999 is the increase in nontaxable investment securities interest income of approximately $113,000 over that of the three months ended in the previous year.


RESULTS OF OPERATIONS
---------------------

For the six months ended June 30, 1999 and 1998:

NET INTEREST INCOME

Net interest income after provision for loan losses for the six month period ended June 30, 1999 was approximately $10,656,000 which was approximately $372,000 or 3.6% greater than the $10,284,000 for the same period the year before. Total interest income decreased by approximately $434,000 or 2.3% while total interest expense decreased approximately $656,000 or 8.3% for the six month period ended June 30, 1999, as compared to the six-months ended in the previous year. There were approximately $150,000 in provisions for loan losses for the current period as compared with approximately $300,000 in the six month period ended June 30, 1998. The provisions to the loan loss allowance were made due to the down turn in housing starts which has a direct effect on the tufted carpet industry in which approximately 40% of the workforce in the Company's market area are employed. Management is of the opinion that the provisions made against operations are adequate to cover any losses that may occur due to charge offs in future periods from assets that have been placed in a nonperforming status within the current period.

Yields on interest-bearing assets averaged 7.7% for the current period, approximately 70 basis points less the same period the year before. Total average interest-bearing assets increased by approximately $27,654,000 or 6.3% for the current period when compared with the six months ended June 30, 1998. Average loans for the six months ended June 30, 1999 decreased approximately $10,611,000 or 3.5% less than the average loans for the six months ended June 30, 1998. The average yield on loans for the six months ended June 30, 1999 was 9.0%, approximately 50 basis points less than the six months ended June 30, 1998.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans, which would have been reported on an accrual basis, amounted to approximately $48,000 during the six month period ended June 30, 1999. Nonaccrual loan interest collected and reported in the six month period ended June 30, 1999 was approximately $4,000.

Rates paid on interest-bearing liabilities averaged 4.0% for the six months ended June 30, 1999 compared with 4.6% for the six months ended June 30, 1998. Rates paid in the current six month period on average were approximately 50 basis points less than the rates paid on average for the year ended December 31, 1998. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase slightly during the remainder of the year.

 NONINTEREST INCOME

Total noninterest income increased approximately $138,000 for the six-months ended June 30, 1999, as compared with the six-months ended June 30, 1998. The increase is primarily due to an increase in service charges on deposits of approximately $20,000 and an increase in other miscellaneous noninterest income of approximately $136,000. The increases were partially offset by a decrease in net gains from sales and calls of investment securities held available-for-sale of approximately $18,000. The increase in other noninterest income was due principally to increases in trust income of approximately $33,000, credit card merchant discount fees of approximately $77,000, gain on disposition of other real estate owned of approximately $40,000, ATM and other card fees of approximately $7,000 and other miscellaneous income of approximately $35,000 while being offset partially by a decrease in credit life commissions of approximately $56,000.

 NONINTEREST EXPENSE

Total noninterest expense increased by approximately $590,000 or 6.5% for the six months ended June 30, 1999, as compared to the same period ended in the preceding year. The increase is due principally to increases in salary and employee benefits of approximately $299,000 and approximately $346,000 in other noninterest expense, while being offset partially by a decrease in net occupancy expense of approximately $55,000. The increase in other noninterest expense is due principally by the increases in data processing of approximately $58,000, credit card fees of approximately $63,000, promotions of approximately $36,000, charitable contributions of approximately $24,000, professional fees of approximately $80,000, loss on distribution of assets of approximately $47,000, postage of approximately $8,000 and other miscellaneous noninterest expense of approximately $30,000.

INCOME TAX PROVISION

The effective tax rate reported for the six months ended June 30, 1999 and 1998 was 30.9% and 32.3%, respectively. Contributing to the decrease in the effective tax rate for the six month period ending June 30, 1999, when compared to that of June 30, 1998, was an increase in nontaxable investment securities interest income of approximately $209,000.

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

For the six months ended June 30, 1999, cash and cash equivalents decreased approximately $40,643,000 or 58.9% from December 31, 1998. HBTC obtained a new account relationship with a local utility, which transferred large balance accounts into HBTC during December, which were later reduced significantly during January. Both subsidiary banks of the Company receive a large volume of property tax payments during the month of December that is subsequently withdrawn by the various taxing authorities that have accounts with the Company's subsidiary banks.

Operating activities provided cash and cash equivalents of approximately $3,439,000. Investing and financing activities used cash and cash equivalents of approximately $23,776,000 and $20,306,000, respectively. Net income of approximately $2,433,000, provision for loan losses of approximately $150,000, depreciation and amortization not requiring the use of cash of approximately $1,263,000, a loss on disposition of premises of approximately $47,000 and
premium   amortization  on  investment   securities  of  approximately   $49,000
attributed to operating activities providing cash and cash equivalents. Operating activities using cash and cash equivalents were a gain on the disposition of real estate owned of approximately $40,000, deferred income tax benefits of approximately $173,000, an increase in accrued interest receivable of approximately $156,000, an increase in other assets of approximately $31,000 and a decrease in other liabilities of approximately $103,000.

The cash and cash equivalents used by investing activities were principally due to purchases of investment securities available-for-sale of approximately $48,587,000 and purchases of premises and equipment of approximately $771,000. The cash and cash equivalents used by investing activities were partially offset by proceeds from maturities of investment securities available-for-sale of approximately $7,816,000 and proceeds from sales of investment securities available-for-sale of approximately $17,434,000. Other cash and cash equivalents provided were from loans originated and principal collected on loans of approximately $91,000 and proceeds from disposal of other real estate of approximately $241,000.

The cash and cash equivalents used by financing activities were due principally to decreases in federal funds purchased and securities sold under agreement to repurchase of approximately $13,857,000, payments of cash dividends of approximately $1,079,000, net cash used from sales and maturities of ertificates of deposit of approximately $1,164,000, a net decrease in NOW accounts, demand deposits and savings accounts of approximately $4,364,000, while being partially offset by proceeds of approximately $305,000 from issuance of common stock due to exercise of stock options. Other cash and cash equivalents used were from a decrease in borrowed funds of approximately $37,000 and payments on capital lease obligations of approximately $110,000.


YEAR 2000
---------

           The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, controlled by microprocessor chips, may not deal appropriately with the year "00". The Registrant has developed a plan that will assure the Registrant of being ready to process in the year 2000. The plan involves costs such as purchasing both hardware and software and will entail the use of both internal and external personnel. Modifications and upgrades are being performed on the majority of the Registrant's existing systems. These costs are being expensed as incurred. The Registrant's mainframe processing is outsourced to a vendor which is one of the largest bank processing companies in the United States. The Registrant is in regular communication with this vendor as both companies prepare for processing in year 2000.

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

COST ASSOCIATED WITH YEAR 2000 ISSUES
-------------------------------------

           HHC does not anticipate that its year 2000 related costs will be material to its financial condition or results of operations. HHC has estimated that its total costs for the evaluation, remediation and testing of its IT and non-IT systems in connection with the year 2000 issue will be approximately $811,000. Approximately $675,000 has been incurred to date of which approximately $481,000 has been capitalized and is to be amortized over the respective useful lives while approximately $194,000 has been charged against operations. The $136,000 remaining in the budget for the year 2000 project will be included in the expenditures for the last six months of 1999 and the first three months of year 2000. Of the remaining budget, approximately $33,000 will be capitalized and approximately $103,000 will be charged against operations as incurred during the last six months of 1999 and the first three months of year 2000.

RISK OF THIRD-PARTY YEAR 2000 ISSUES
------------------------------------

           The impact of year 2000 non-compliance by outside parties with whom HHC transacts business cannot be accurately gauged. HHC has surveyed its major business partners to ascertain their year 2000 readiness. Although not all are year 2000 compliant at this date, HHC has received certain assurances that such third parties will be ready for the year 2000 date change by the end of 1999. HHC and its major third party partners have completed testing and reviewing of all critical year 2000 date issues in their systems.

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

CUSTOMER AWARENESS AND BORROWER RISK ASSESSMENT
-----------------------------------------------

           HHC has aggressively worked to educate its depositors and borrowers regarding year 2000 issues. HHC has hosted community seminars, developed statement stuffers, and placed detailed brochures about the year 2000 issue in all its branch lobby locations. Risk assessments on borrowers have been completed and HHC has initiated a year 2000 assessment procedure during loan review and approval for all new and renewed loans.

YEAR 2000 CONTINGENCY PLANNING
------------------------------

           The Registrant's Corporate Disaster Contingency and Recovery Plan was established in the fourth quarter of 1992. Its present contingency plan covers both natural and man-made disasters, but is not specific enough to handle the year 2000 Event. For year 2000 purposes all financial institutions are regulated very closely by departments of the federal government and operate in uniformity through the Federal Financial Institutions Examination Council or "FFIEC". The FFIEC has established specific guidelines for financial institutions to develop a year 2000 contingency plan. The Registrant's Board of Directors has approved the FFIEC guidelines for use in developing our contingency plan.

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

           The project approach approved by the command post and the bank's Board of Directors was for each line of business committee member to develop a matrix of all duties and functions performed on a daily, weekly, monthly, quarterly, annually, as needed, or demand basis. The matrix also reflected all personnel within a department indexed by which employees were responsible for each duty or function, and all employees who were cross-trained on each duty as a backup. The line of business coordinator would develop a matrix of only critical duties or functions from the master matrix list. The second matrix became the critical duties and functions list that was used to develop a risk analysis and contingency report. The risk analysis and contingency planning report includes the following information:

*   The duty or function.
* A risk category group code for each duty or function (i.e., staff problems, utility outages, software problems).
*   The degree of negative impact on business if the event should occur.
* Pre-implementation mitigating actions that must be done to prepare for the event and how to address it afterwards.
* Proposed workaround for each contingency and the description of the basis for taking the approach for that duty or function.
*   Name of person to contact if the situation occurs.

The risk analysis and contingency planning report was used to develop the content for the actual contingency plan.

The Registrant's Year 2000 Contingency Plan contains the following information:

           Staffing and work  schedules:  Expected  work and vacation  schedules
           ----------------------------
           before, during, and after the event are listed along with a personnel contact list.

           Recovery  Support  Team: A team of well  trained and fully  empowered
           -----------------------
           employees who will identify and correct any disruption to the business during and after the event. The employee's name, address, home phone, alternate phone, cellular phone, and electronic mail address are listed. The list of employees also indicates if they are line of business or command post members and if they live more than 30 miles from the main office.

           Assumptions:  Lists inlcude certain  assumptions that an employee may
           -----------
           use in developing the contingency plan based on decisions already made by management. The assumptions are segmented by the last quarter of 1999, and the periods of December 30, 1999 to January 10, 1999 and January 11, 1999 to April 15, 1999.

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

          Employee Location Directions:  Detailed navigational  directions to an
          ----------------------------
          employee's home for emergency purposes and possible communication disruptions.

          Unresolved  Issues:  Description of any issues that remain  unresolved
          ------------------
          by the line of business coordinator. This section will continue to be reviewed by the line of business committee and the year 2000 coordinator until all issues are resolved.

           The Registrant's corporate contingency plan was completed by December 31, 1998 and approved by the Board of Directors of the Registrant and reviewed by the Board of Directors of each of the bank subsidiaries. The board and management of each bank understand that these plans will be reviewed and changed periodically due to staff and procedure changes. It is the responsibility of each line of business coordinator to review these plans with each employee in their departments. The contingency plans will be tested in the fourth quarter of 1999. This test will be conducted under the scrutiny of our internal auditors, the Year 2000 coordinator, and an outside consultant. The line of business or year 2000 committee reviews progress on the contingency plans biweekly and the command post and Board of Directors review progress once a month.

MARKET RISK MANAGEMENT
----------------------

           A 100 basis point increase in interest rates would result in an increase in interest margin of approximately $15,000 which is a change of approximately $139,000 from the $154,000 increase in interest margin that would have occurred at December 31, 1998 if there had been a 100 basis points increase in interest rates at that time. The effect on the net interest margin is not a significant amount and well within the Company's policy.

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

The following tables represent HHC's regulatory capital position at June 30, 1999 (in thousands):

Risk Based Capital Ratios:                                                    Amount             Ratio
                                                                           --------------     ------------

Tier 1 Capital                                                            $       53,082           13.43%
Tier 1 Capital minimum requirement                                        $       15,804            4.00%
                                                                           ==============     ============
Excess                                                                    $       37,278            9.43%
                                                                           ==============     ============

Total Capital                                                             $       58,050           14.69%
Total Capital minimum requirement                                         $       31,609            8.00%
                                                                           ==============     ============
Excess                                                                    $       26,441            6.69%
                                                                           ==============     ============

Risk adjusted assets net of goodwill and
  nonallowable loan loss allowance                                        $      395,109

Leverage Ratio:
Tier 1 Capital to adjusted total assets ("Leverage Ratio")
                                                                          $       53,082           10.40%
Minimum leverage requirement                                              $       15,308            3.00%
                                                                           ==============     ============
Excess                                                                    $       37,774            7.40%
                                                                           ==============     ============

Average total assets, net of goodwill<F1>                                 $      510,269

<F1> Average total assets, net of goodwill for the three months ended June 30, 1999.

HHC is a legal entity separate and distinct from the Banks. Most of the revenues of HHC result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by HHC to its shareholders. HHC paid cash dividends of $544,000 or $.13 per share on January 19, 1999, which had been declared at December 31, 1998. HHC paid $535,000 or $.13 per share of common stock on April 19, 1999. HHC had declared a cash dividends of $536,000 or $.13 per share of common stock as of June 30, 1999, which was subsequently paid on July 19, 1999.

HARDWICK HOLDING COMPANY AND SUBSIDIARIES

                                     PART II


ITEM 1.    LEGAL PROCEEDINGS

HHC is not aware of any material pending legal proceedings to which HHC or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 2.    CHANGES IN SECURITIES          -None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES          -None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       -None
ITEM 5.    OTHER INFORMATION   -None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (A)  EXHIBIT 27-FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY).
           (B)  FORM 8-K -NONE.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


CORPORATION                                HARDWICK HOLDING COMPANY
-----------                                ------------------------


Date: August 12, 1999                      By:/s/Michael Robinson
---------------------                         ----------------------------
                                              Michael Robinson
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Duly Authorized Officer)