Form 10-Q
period 1999-09-30
HARDWICK HOLDING CO
filed 1999-11-15
CIK 787465

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934



For Quarter Ended SEPTEMBER 30, 1999        Commission File Number 33-43386
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

                               Yes /X/    No  / /

                   Number of shares of common stock outstanding
                               at November 12, 1999
                                  4,197,496 Shares
                                  ----------------

                    HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                                      INDEX

                                                                           PAGE NO.
PART I-          FINANCIAL INFORMATION

                 Consolidated Statements of Financial
                 Position at September 30, 1999 and
                 December 31, 1998                                             3

                 Consolidated Statements of Income
                 for the Three Months Ended September  30,
                 1999 and 1998                                                 4
                 Consolidated Statements of Income
                 for the Nine Months Ended September 30,
                 1999 and 1998                                                 5

                 Consolidated Statements of Cash Flows
                 for the Nine Months Ended September  30,
                 1999 and 1998                                                 6-7

                 Notes to Unaudited Consolidated Financial Statements          8-14

                 Management's Discussion and Analysis of
                 Financial Position and Results of Operations                  15-26

PART II-        OTHER INFORMATION                                               27

SIGNATURES                                                                      28


                                                 HARDWICK HOLDING COMPANY
                                                     AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                  (Dollars in thousands)
                                                                                   SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                                                   ------------------    -----------------
                                                                                       (UNAUDITED)
                                     Assets
Cash and due from banks                                                               $    22,199            $   25,305
                                                                                      -----------            ----------
Federal funds sold                                                                          2,346                43,648
                                                                                      -----------            ----------
     Total cash and cash equivalents                                                       24,545                68,953
Investment securities, available-for-sale                                                 156,574               144,169
Loans, net                                                                                310,154               298,478
Premises and equipment, net                                                                15,220                15,055
Assets under capital lease, net                                                                75                   222
Accrued interest receivable                                                                 4,383                 4,184
Excess of cost over fair value of
  Subsidiaries acquired, net of amortization                                                3,544                 3,978
Other assets                                                                                3,778                 1,881
                                                                                      -----------            ----------
     Total Assets                                                                     $   518,273            $  536,920
                                                                                      ===========            ==========

                      Liabilities and Stockholders' Equity
Deposits-
  Noninterest-bearing                                                                 $   94,218             $   102,027
  Interest-bearing                                                                       340,645                 340,509
                                                                                      -----------            ----------
     Total deposits                                                                      434,863                 442,536
Fed funds purchased and securities sold under agreements to repurchase                    12,392                  25,209
Other borrowed funds                                                                      11,100                   8,156
Capital lease obligation                                                                      97                     264
Other liabilities                                                                          5,146                   4,638
                                                                                      -----------            ----------
     Total liabilities                                                                   463,598                 480,803
                                                                                      -----------            ----------
Commitments and contingencies (Notes 2 and 4)
Stockholders' Equity-
   Common stock, $.50 par value, 10,000,000 shares authorized,
       4,197,496 and 4,187,746 shares issued and outstanding at September 30,
       1999 and December 31,1998, respectively                                             2,099                   2,094
   Additional paid-in capital                                                             20,630                  20,479
   Retained earnings                                                                      35,561                  33,406
   Other comprehensive income-unrealized (loss) gain on investment
       Securities available-for-sale, net of tax                                          (2,797)                  1,104
   Less deferred compensation from restricted stock plan                                    (818)                   (966)
                                                                                      -----------            ----------
     Total stockholders' equity                                                           54,675                  56,117
                                                                                      -----------            ----------
     Total liabilities and stockholders' equity                                       $  518,273             $   536,920
                                                                                      ==========             ===========

                                    (See notes to consolidated financial statements.)

                          HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                      (Dollars in thousands, except per share amounts)

                                                                    For the Three Months Ended
                                                                 ------------------------------
                                                                 Sepember 30,    September 30,
INTEREST INCOME:                                                    1999             1998
                                                                 -----------     -------------
   Interest and fees on loans                                    $     6,799     $    7,234
   Interest on investment securities-
     Taxable                                                           1,914          1,701
     Nontaxable                                                          410            305
   Interest on federal funds sold and bank deposits                       96            232
                                                                 -----------     ----------
             Total interest income                                     9,219          9,472
                                                                 -----------     ----------
INTEREST EXPENSE:
   Interest on deposits                                                3,342          3,838
   Interest on securities sold under agreements to repurchase             96             59
   Interest on other borrowed funds                                      131            118
   Interest on note payable and capital lease obligations                  4              4
                                                                 -----------     ----------
            Total interest expense                                     3,573          4,019
                                                                 -----------     ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
    LOAN LOSSES                                                        5,646          5,453
PROVISION FOR LOAN LOSSES                                                  0            125
                                                                 -----------     ----------
NET INTEREST INCOME                                                    5,646          5,328
                                                                 -----------     ----------
NONINTEREST INCOME:
   Service charges on deposit accounts                                   665            639
   Securities (losses) gains, net                                         (4)           143
   Other noninterest income                                              587            481
                                                                 -----------     ----------
              Total noninterest income                                 1,248          1,263
                                                                 -----------     ----------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                      2,236          2,057
   Net occupancy expense                                                 790            821
   Other noninterest expense                                           1,684          1,716
                                                                 -----------     ----------
              Total noninterest expense                                4,710          4,594
                                                                 -----------     ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                               2,184          1,997
PROVISION FOR  INCOME TAXES                                              680            642
                                                                 -----------     ----------
NET INCOME                                                       $     1,504     $    1,355
                                                                 ===========     ==========


BASIC NET INCOME PER SHARE                                       $      0.36     $     0.34
                                                                 ===========     ==========
DILUTED NET INCOME PER SHARE                                     $      0.36     $     0.34
                                                                 ===========     ==========


                      (See notes to consolidated financial statements.)

                            HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)
                            (In thousands, except per share amounts)

                                                                       For the Nine Months Ended
                                                                    September 30,   September 30,
INTEREST INCOME:                                                        1999           1998
                                                                    ----------------------------
   Interest and fees on loans                                       $   19,971        $  21,734
   Interest on investment securities-
     Taxable                                                             5,513            4,798
     Nontaxable                                                          1,190              876
     Interest on federal funds sold and bank depositS                      620              573
                                                                    ----------        ---------
             Total interest income                                      27,294           27,981

INTEREST EXPENSE:
   Interest on deposits                                                 10,162           11,421
   Interest on securities sold under agreements to repurchase              313              158
   Interest on other borrowed funds                                        354              343
   Interest on note payable and capital lease obligations                   13               22
                                                                    ----------        ---------
              Total interest expense                                    10,842           11,944
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
    LOAN LOSSES                                                         16,452           16,037
PROVISION FOR LOAN LOSSES                                                  150              425
                                                                    ----------        ---------
NET INTEREST INCOME                                                     16,302           15,612
                                                                    ----------        ---------
NONINTEREST INCOME:
   Service charges on deposit accounts                                   1,979            1,933
   Securities (losses) gains, net                                           (4)             161
   Other noninterest income                                              1,868            1,626
                                                                    ----------        ---------
              Total noninterest income                                   3,843            3,720

NONINTEREST EXPENSE:
   Salaries and employee benefits                                        6,968            6,490
   Net occupancy expense                                                 2,354            2,440
   Other noninterest expense                                             5,120            4,806
                                                                    ----------        ---------
              Total noninterest expense                                 14,442           13,736
                                                                    ----------        ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                                 5,703            5,596
PROVISION FOR  INCOME TAXES                                              1,766            1,805
                                                                    ----------        ---------
NET INCOME                                                          $    3,937        $   3,791
                                                                    ==========        =========


BASIC NET INCOME PER SHARE                                          $     0.95        $    0.95
                                                                    ==========        =========
DILUTED NET INCOME PER SHARE                                        $     0.95        $    0.94
                                                                    ==========        =========

                        (See notes to consolidated financial statements.)

                                   HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (In thousands)

                                                                                     For the Nine-months Ended
                                                                                           September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    1999           1998
                                                                                    --------------------------
   Net income                                                                           $  3,937     $  3,791
   Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                             150          425
       Provision for depreciation and amortization                                         1,658        1,758
       Loss on disposition of premises and equipment                                          47            0
       Gain on disposition of other real estate owned                                        (40)         (10)
       Amortization (accretion) of investment security discounts and premiums                  8          (32)
       Deferred income tax benefit                                                          (161)        (155)
       Securities loss (gains), net                                                            4         (161)
       Increase in accrued interest receivable                                              (199)        (368)
       (Increase) decrease in other assets                                                (1,937)         895
       Increase in other liabilities                                                         350          681
                                                                                        --------     --------
           Net cash provided by operating activities                                       3,817        6,824
                                                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities available-for-sale                    1,846       12,612
   Proceeds from sales of investment securities available-for-sale                         7,879       10,366
   Purchases of investment securities available-for-sale                                 (26,042)     (40,059)
   Net cash flows from loans originated and principAl collected on loans                 (12,044)       8,472
   Proceeds from disposal of other real estate                                               241           65
   Purchases of premises and equipment                                                    (1,053)      (1,551)
                                                                                        --------     --------
         Net cash used by investing activities                                           (29,173)     (10,095)
                                                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in demand deposits, now accounts, and savings
          accounts                                                                       (10,280)       9,920
   Net cash flows from sales and maturities of certificates of deposit                     2,607        3,903
   Net decrease in federal funds purchased and securities sold under agreement to
           repurchase                                                                    (12,817)     (14,825)
   Increase (decrease) in other borrowed fundS                                             2,944          (56)
   Payments on capital lease obligations                                                    (167)        (155)
   Proceeds from issuance of commoN stock due to exercise of stock options                   304        1,770
   Payments of cash dividends                                                             (1,643)      (1,496)
                                                                                        --------     --------
           Net cash used by financing activities                                        $(19,052)    $   (939)
                                                                                        --------     --------

                                           HARDWICK HOLDING COMPANY
                                                & SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                                  (Unaudited)
                                                (In Thousands)

                                                                                  FOR THE NINE- MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                 ----------------------------
                                                                                        1999            1998
                                                                                 -----------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        $     (44,408) $      (4,210)
CASH AND CASH EQUIVALENTS, beginning of period                                          68,953         38,515
                                                                                 -------------  -------------
CASH AND CASH EQUIVALENTS, end of period                                         $     24,545   $      34,305
                                                                                 ============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                      $     11,022   $      11,534
                                                                                 ============   =============
   Cash paid during the period for income taxes                                  $      1,735   $       1,895
                                                                                 ===========    =============
Noncash transactions during the period ended:
   Net (decrease) increase in deferred compensation from issue of restricted
       stock                                                                     $     (148)    $         300
                                                                                 ==========     =============


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at September 30, 1999, were approximately $75,007,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by HBT and FNBNWG, is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $3,720,000 outstanding at September 30, 1999.

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

The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of its adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

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


(5)  EARNINGS PER SHARE

Earnings per share are calculated on the basis of basic and dilutive weighted average number of shares outstanding. The basic weighted average number of shares outstanding was 4,138,779 and 3,972,284 for the nine-month period ending September 30, 1999 and 1998, respectively. The diluted weighted average number of shares outstanding was 4,156,830 and 4,050,168 for the nine-month period ending September 30, 1999 and 1998, respectively.

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


                                                                         For the Three Months Ended September 30, 1999
                                                             ----------------------------------------------------------------------
                                                                HBT            FNB          HHC         Eliminations   Consolidated
                                                                ---            ---          ---         ------------   ------------
Total interest income                                       $  5,169       $  3,981       $   101       $    32       $  9,219
Total interest expense                                         2,044          1,561             0            32          3,573
Net interest income                                            3,125          2,420           101             0          5,646
Provision for loan losses                                          0              0             0             0              0
Net interest income after provision                            3,125          2,420           101             0          5,646
Total noninterest income                                         896            352         1,715         1,715          1,248
Total noninterest expense                                      2,549          2,026           310           175          4,710
Income before taxes                                            1,472            746         1,506         1,540          2,184
Provision (benefit) for income taxes                             403            275             2             0            680
Net income                                                     1,069            471         1,504         1,540          1,504
Other significant items:
      Total assets                                           298,905        208,833        55,857        45,322        518,273
      Investment in subsidiaries                                   0              0        45,029        45,029              0
      Depreciation, amortization, and accretion (net)            156            183             7             0            346
      Total expenditures for long-lived assets
                                                                  23            245            14             0            282
      Revenues from external customers:
            Total interest income                              5,169          3,981            69             0          9,219
            Total noninterest income                             896            352             0             0          1,248
            Total income                                       6,065          4,333            69             0         10,467
      Revenues from affiliates:
            Total interest income                                  0              0            32            32              0
            Total noninterest income                               0              0         1,715         1,715              0
            Total income                                           0              0         1,747         1,747              0

                                                                                    For The Three Months Ended September 30, 1998
                                                                -------------------------------------------------------------------
                                                                    HBT       FNB         HHC       Eliminations  Consolidated
                                                                    ---       ---         ---       ------------  ------------
   Total interest income                                        $  5,142    $  4,245    $     96     $     11     $  9,472
   Total interest expense                                          2,230       1,800           0           11        4,019
   Net interest income                                             2,912       2,445          96            0        5,453
   Provision for loan losses                                          50          75           0            0          125
   Net interest income after provision                             2,862       2,370          96            0        5,328
   Total noninterest income                                          865         398       1,643        1,643        1,263
   Total noninterest expense                                       2,391       1,580         432         (191)       4,594
   Income before taxes                                             1,336       1,188       1,307        1,834        1,997
   Provision (benefit) for income taxes                              386         304         (48)           0          642
   Net income                                                        950         884       1,355        1,834        1,355
   Other significant items:
         Total assets                                            280,081     208,469      56,319       47,600      497,269
         Investment in subsidiaries                                    0           0      46,329       46,329            0
            Depreciation, amortization, and accretion (net)          187         178         202            0          567
         Total expenditures for long-lived assets                    339         274          78            0          691
         Revenues from external customers:
               Total interest income                               5,142       4,245          85            0        9,472
               Total noninterest income                              865         398           0            0        1,263
                Total income                                       6,007       4,643          85            0       10,735
         Revenues from affiliates:
               Total interest income                                   0           0          11           11            0
               Total noninterest income                                0           0       1,643        1,643            0
                Total income                                           0           0       1,654        1,654            0

                                                                              For The Nine Months Ended September 30, 1999
                                                               --------------------------------------------------------------------
                                                                 HBT             FNB           HHC       Eliminations  Consolidated
                                                                 ---             ---           ---       ------------  ------------
   Total interest income                                      $ 15,318       $ 11,779       $    292        $    95       $ 27,294
   Total interest expense                                        6,207          4,730              0             95         10,842
   Net interest income                                           9,111          7,049            292         16,452
   Provision for loan losses                                         0            150              0              0            150
   Net interest income after provision                           9,111          6,899            292              0         16,302
   Total noninterest income                                      2,703          1,140          4,910          4,910          3,843
   Total noninterest expense                                     7,464          6,098          1,423            543         14,442
    Income before taxes                                          4,350          1,941          3,779          4,367          5,703
   Provision (benefit) for income taxes                          1,197            727           (158)             0          1,766
   Net income                                                    3,153          1,214          3,937          4,367          3,937
   Other significant items:
         Total assets                                          296,884        212,754         55,857         47,222        518,273
           Investment in subsidiaries                                0              0         45,029         45,029              0
        Depreciation, amortization, and accretion (net)            488            550            628              0          1,666
           Total expenditures for long-lived
             assets                                                 87            942             24              0          1,053
         Revenues from external customers:
               Total interest income                            15,318         11,779            197              0         27,294
                Total noninterest income                         2,703          1,140              0              0          3,843
               Total income                                     18,021         12,919            197              0         31,147
         Revenues from affiliates:
               Total interest income                                 0              0             95             95              0
               Total noninterest income                              0              0          4,910          4,910              0
               Total income                                          0              0          5,005          5,005              0

                                                                           For The Nine Months Ended September 30, 1998
                                                               ------------------------------------------------------------------
                                                                 HBT            FNB           HHC     Eliminations   Consolidated
                                                                 ---            ---           ---     ------------   ------------

Total interest income                                          $15,296       $12,426       $   282        $   23       $27,981
   Total interest expense                                        6,594         5,373             0            23        11,944
    Net interest income                                          8,702         7,053           282             0        16,037
   Provision for loan losses                                       200           225             0             0           425
   Net interest income after provision                           8,502         6,828           282             0        15,612
   Total noninterest income                                      2,530         1,190         4,638         4,638         3,720
   Total noninterest expense                                     7,195         5,444         1,246           149        13,736
   Income before taxes                                           3,837         2,574         3,674         4,489         5,596
    Provision (benefit) for income taxes                         1,111           811          (117)            0         1,805
   Net income                                                    2,726         1,763         3,791         4,489         3,791
   Other significant items:
         Total assets                                          280,004       208,398        56,319        47,452       497,269
          Investment in subsidiaries                                 0             0        46,329        46,329             0
         Depreciation, amortization, and accretion (net)           611           524           591             0         1,726
         Total expenditures for long-lived assets                  478           995            78             0         1,551
         Revenues from external customers:
               Total interest income                            15,296        12,426           259             0        27,981
               Total noninterest income                          2,530         1,190             0             0         3,720
               Total income                                     17,826        13,616           259             0        31,701
         Revenues from affiliates:
               Total interest income                                 0             0            23            23             0
               Total noninterest income                              0             0         4,638         4,638             0
               Total income                                          0             0         4,661         4,661             0

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION
------------------

Total assets decreased by approximately $18,647,000 from approximately $536,920,000 at December 31, 1998, to approximately $518,273,000 at September 30, 1999. The principal fluctuations were in federal funds sold, cash and due from banks, investment securities available-for-sale, net loans and other assets. Federal funds sold decreased approximately $41,302,000 from approximately $43,648,000 at December 31, 1998 to approximately $2,346,000 at September 30, 1999, a decrease of 94.6%. Cash and due from banks decreased approximately $3,106,000 from approximately $25,305,000 at December 31, 1998 to approximately $22,199,000 at September 30, 1999, a decrease of 12.3%. The decreases were partially offset by an increase in investment securities available-for-sale of approximately $12,405,000 from approximately $144,169,000 at December 31, 1998 to approximately $156,574,000 at September 30, 1999, an increase of 8.6%. Net loans increased by approximately $11,676,000, approximately 3.9%, from approximately $298,478,000 at December 31, 1998, to approximately $310,154,000 at September 30, 1999. Other assets increased by approximately $1,897,000 from approximately $1,881,000 at December 31, 1998 to approximately $3,778,000 at September 30, 1999. HHC's cash and cash equivalents reflected a decrease of approximately $44,408,000 or 64.4% for the nine-month period ended September 30, 1999. This decrease is due to the pick up of a new account during December 1998 with large balances deposited at one of the banks along with the accounts for property tax payments at both banks which are subsequently withdrawn during January of each year.

Savings and other interest-bearing deposit accounts remained relatively the same while non-interest bearing accounts decreased approximately $7,809,000 or 7.65% when compared with December 31, 1998, from approximately $102,027,000. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Average rates paid on deposits for the current period were approximately 4.0% compared with approximately 4.6% for the same period in the preceding year.

At September 30, 1999, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.6%. At September 30, 1999, 67% of HHC's loans were in real estate loans (including mortgage and construction loans), 18% in commercial loans (including agricultural loans), 7% in consumer loans (including credit cards) and other loans were 8%. HHC's loan to deposit ratio was approximately 73% at September 30, 1999, and 46% of all deposits were invested in time certificates of deposit.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines with it. At September 30, 1999 approximately $11,100,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the nine months ended September 30, 1999 (in thousands):

Balance, December 31, 1998                                                           $  56,117,000
Net income                                                                               3,937,000
Change in unrealized gains (losses) on securities available-for-sale,
     net of tax                                                                        (3,901,000)
Issuance of common stock due to exercise of stock options                                  304,000
Dividends declared                                                                     (1,782,000)
                                                                                       ===========
Balance, September 30, 1999                                                          $  54,675,000
                                                                                       ===========


RESULTS OF OPERATIONS
---------------------

For the three months ended September 30, 1999 and 1998:

Net Interest Income

Net interest income after provision for loan losses for the three month period ended September 30, 1999 was approximately $5,646,000 which was approximately $193,000 or 3.5% greater than the $5,453,000 for the same period the year before. There were no loan loss provisions in the current three months ended September 30, 1999, compared with approximately $125,000 for the same period in the previous year. Total interest income decreased by approximately $253,000 or 2.7% while total interest expense decreased approximately $446,000 or 11.1% for the three-month period ended September 30, 1999, as compared to the three months ended in the previous year.

Yields on interest-bearing assets averaged 7.8%, down approximately 53 basis points from the same period the year before. Total average interest-bearing assets increased by approximately $18,157,000 or 4.0% for the current period when compared with the three-months ended September 30, 1998. Average loans for the three months ended September 30, 1999 increased approximately $3,209,000 or 1.1% more than the average loans for the three months ended September 30, 1998. The average yield on loans for the three months ended September 30, 1999 was 8.9%, which reflects a decrease of approximately 79 basis points when compared with the three months ended September 30, 1998.

There were approximately $1,383,000 in nonaccrual loans at September 30, 1999 and accruing loans contractually past due ninety days or more were approximately $489,000 at September 30, 1999. This compares to approximately $900,000 in nonaccrual and approximately $499,000 in loans past due ninety days or more and still accruing at December 31, 1998. The increase in nonaccrual loans of approximately $483,000 from December 31, 1998 is an indication that the customers of the Company have slowed in making the payments on their obligations therefore requiring the credits to be placed in a nonaccrual status. Management is of the opinionthat loan loss allowances are adequate to cover any losses, if such nonaccrual loans should migrate to a charged off status.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans, which would have been reported on an accrual basis, amounted to approximately $27,000 during the three-month period ended September 30, 1999.

Rates paid on interest-bearing liabilities averaged 4.0% for the three months ended September 30, 1999, down approximately 60 basis points from the three months ended September 30, 1998. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase slightly during the remainder of the year.

Noninterest Income

Total other noninterest income decreased approximately $15,000 or 1.2% for the three months ended September 30, 1999, as compared with the three months ended September 30, 1998. The decrease is primarily due to a decrease in net gains from sales of investment securities available-for-sale of approximately $147,000 while being partially offset by an increase in service charges on deposits of approximately $26,000 and an increase in other miscellaneous noninterest income of approximately $106,000 which was mostly from the increase in credit card fee income.

Noninterest Expense

Total noninterest expense increased by approximately $116,000, or 2.5% for the three months ended September 30, 1999, as compared to the same period ended in the preceding year. The increase is due principally to increases of approximately $179,000 in salary and employee benefits while being partially offset by a decrease in net occupancy expense of approximately $31,000 and other noninterest expense of approximately $32,000.

Income Tax Provision

The effective tax rates reported for the three months ended September 30, 1999 and 1998 were 31.1% and 32.1%, respectively.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1999 and 1998:

Net Interest Income

Net interest income after provision for loan losses for the nine month period ended September 30, 1999 was approximately $16,302,000, which was approximately $690,000 or 4.4% greater than the $15,612,000 for the same period the year before. Total interest income decreased by approximately $687,000 or 2.5% while total interest expense decreased approximately $1,102,000 or 9.2% for the nine month period ended September 30, 1999, as compared to the nine-months ended in the previous year. There were approximately $150,000 in provisions for loan losses for the current period as compared with approximately $425,000 in the nine month period ended September 30, 1998. Management is of the opinion that the provisions made against operations are adequate to cover incrured losses that may be charged off in future periods and from assets that have been placed in a nonperforming status within the current period.

Yields on interest-bearing assets averaged 7.8% for the current period, approximately 60 basis points less the same period the year before. Total average interest-bearing assets increased by approximately $24,046,000 or 5.4% for the current period when compared with the nine months ended September 30, 1998. Average loans for the nine months ended September 30, 1999 decreased approximately $6,362,000 or 2.1% less than the average loans for the nine months ended September 30, 1998. The average yield on loans for the nine months ended September 30, 1999 was 9.0%, approximately 60 basis points less than the nine months ended September 30, 1998.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans, which would have been reported on an accrual basis, amounted to approximately $75,000 during the nine month period ended September 30, 1999. Nonaccrual loan interest collected and reported in the nine month period ended September 30, 1999 was approximately $4,000.

Rates paid on interest-bearing liabilities averaged 4.0% for the nine-months ended September 30, 1999 compared with 4.6% for the nine-months ended September 30, 1998. Rates paid in the current nine month period on average were approximately 50 basis points less than the rates paid on average for the year ended December 31, 1998. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase slightly during the remainder of the year.

Noninterest Income

Total noninterest income increased approximately $123,000 for the nine-months ended September 30, 1999, as compared with the nine-months ended September 30, 1998. The increase is primarily due to an increase in other miscellaneous noninterest income of approximately $242,000 and an increase in service charges on deposit accounts of approximately $46,000. The increases were partially offset by a decrease in net gains from sales and calls of investment securities held available-for-sale of approximately $165,000. Principal increases in other miscellaneous noninterest income were approximately $47,000 in trust income and gains on sale of other real estate of approximately $30,000, approximately $148,000 in credit card fee income and approximately $17,000 in other miscellaneous income.

Noninterest Expense

Total noninterest expense increased by approximately $706,000 or 5.1% for the nine months ended September 30, 1999, as compared to the same period ended in the preceding year. The increase is due principally to increases in salary and employee benefits of approximately $478,000 and approximately $314,000 in other noninterest expense, while being offset partially by a decrease in net occupancy expense of approximately $86,000. The increase in other noninterest expense is due principally by the increases in data processing of approximately $125,000, credit card fees of approximately $102,000, promotions of approximately $15,000, charitable contributions of approximately $16,000, professional fees of approximately $42,000, loss on distribution of assets of approximately $47,000, postage of approximately $8,000 and other miscellaneous noninterest expense decreases of approximately $41,000.

Income Tax Provision

The effective tax rate reported for the nine months ended September 30, 1999 and 1998 was 30.9% and 32.3%, respectively. Contributing to the decrease in the effective tax rate for the nine-month period ending September 30, 1999, when compared to that of September 30, 1998, was an increase in nontaxable investment securities interest income of approximately $314,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is achieved through the continual maturing of interest-earning assets, as well as by investing in short term marketable securities. Liquidity is also available through deposit growth, borrowing capacity, loan sales and repayments of principal on loans and securities.

High levels of liquidity are normally obtained at a net interest cost due to lower yields on short-term, liquidearning assets and higher interest expense usually associated with the extension of deposit maturities. The trade-off of the level of desired liquidity versus its cost is evaluated in determining the appropriate amount of liquidity at any one time.

For the nine months ended September 30, 1999, cash and cash equivalents decreased approximately $44,408,000 or 64.4% from December 31, 1998. HBTC obtained a new account relationship with a local utility, which transferred large balance accounts into HBTC during December 1998, which were later reduced significantly during January 1999. Both subsidiary banks of the Company receive a large volume of property tax payments during the month of December that are subsequently withdrawn by the various taxing authorities that have accounts with the Company's subsidiary banks.

Operating activities provided cash and cash equivalents of approximately $3,817,000. Investing and financing activities used cash and cash equivalents of approximately $29,173,000 and $19,052,000, respectively. Net income of approximately $3,937,000, provision for loan losses of approximately $150,000, depreciation and amortization not requiring the use of cash of approximately $1,658,000, a loss on disposition of premises of approximately $47,000 and premium amortization on investment securities of approximately $8,000, approximately $4,000 in net loss on sale of investment securities held-for-sale and an increase in other liabilities of approximately $350,000 contributed to operating activities providing cash and cash equivalents. Operating activities using cash and cash equivalents were a gain on the disposition of real estate owned of approximately $40,000, deferred income tax benefits of approximately $161,000, an increase in accrued interest receivable of approximately $199,000, and an increase in other assets of approximately $1,937,000.

The cash and cash equivalents used by investing activities were principally due to purchases of investment securities available-for-sale of approximately $26,042,000, loans originated and principal collected on loans of approximately $12,044,000 and purchases of premises and equipment of approximately $1,053,000. The cash and cash equivalents used by investing activities were partially offset by proceeds from maturities of investment securities available-for-sale of approximately $1,846,000, proceeds from sales of investment securities available-for-sale of approximately $7,879,000 and proceeds from disposal of other real estate of approximately $241,000.

The cash and cash equivalents used by financing activities were due principally to decreases in federal funds purchased and securities sold under agreement to repurchase of approximately $12,817,000, payments of cash dividends of approximately $1,643,000, a net decrease in NOW accounts, demand deposits and savings accounts of approximately $10,280,000, and payments on capital lease obligations of approximately $167,000. Financing activities providing cash were net cash provided from sales and maturities of certificates of deposit of approximately $2,607,000 and approximately $304,000 from issuance of common stock due to exercise of stock options and an increase in other borrowed funds of approximately $2,944,000.


YEAR 2000

                  The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, controlled by microprocessor chips, may not deal appropriately with the year "00". The Registrant has developed a plan that will assure the Registrant of being ready to process in the year 2000. The plan involves costs such as purchasing both hardware and software and will entail the use of both internal and external personnel. Modifications and upgrades have been performed on the majority of the Registrant's existing systems. These costs are being expensed as incurred. The Registrant's mainframe processing is outsourced to a vendor which is one of the largest bank processing companies in the United States. The Registrant is in regular communication with this vendor as both companies prepare for processing in year 2000.

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

                  HHC has completed the remediation or replacement of its systems. Testing occurred in 1998, and testing is almost over but will continue util the end of 1999. HHC believes that it has identified all major internal business and operational functions that will be impacted by the year 2000 date change. HHC's mainframe processing is outsourced to a third party vendor and the software for year 2000 has been in service since October 1998. The application testing was completed in October of 1998. The "street testing", i.e., testing for year end, quarter ends, leap year and future years, was completed on March 31, 1999. Both subsidiary banks of HHC have been through Phase II examinations by their respective regulatory authorities without any major concerns being brought to the attention of their Boards of Directors and or management.

Cost Associated With Year 2000 Issues
-------------------------------------

                  HHC does not anticipate that its year 2000 related costs will be material to its financial condition or results of operations. HHC has estimated that its total costs for the evaluation, remediation and testing of its IT and non-IT systems in connection with the year 2000 issue will be approximately $811,000. Approximately $707,000 has been incurred to date of which approximately $503,000 has been capitalized and is to be amortized over the respective useful lives while approximately $204,000 has been charged against operations. The $104,000 remaining in the budget for the year 2000 project will be included in the expenditures for the last three months of 1999 and the first three months of year 2000. Of the remaining budget, approximately $11,000 will be capitalized and approximately $93,000 will be charged against operations as incurred during the last three months of 1999 and the first three months of year 2000.

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

                  The project approach approved by the command post and the bank's Board of Directors was for each line of business committee member to develop a matrix of all duties and functions performed on a daily, weekly, monthly, quarterly, annually, as needed, or demand basis. The matrix also reflected all personnel within a department indexed by which employees were responsible for each duty or function, and all employees who were cross-trained on each duty as a backup. The line of business coordinator developed a matrix of only critical duties or functions from the master matrix list. The second matrix became the critical duties and functions list that was used to develop a risk analysis and contingency report. The risk analysis and contingency planning report includes the following information:



     o    The duty or function.


     o A risk category group code for each duty or function (i.e., staff problems, utility outages, software problems).

     o    The degree of negative impact on business if the event should occur.

     o Pre-implementation mitigating actions that must be done to prepare for the event and how to address it afterwards.

     o Proposed workaround for each contingency and the description of the basis for taking the approach for that duty or function. o Name of person to contact if the situation occurs.


The risk analysis and contingency planning report was used to develop the content for the actual contingency plan.

The Registrant's Year 2000 Contingency Plan contains the following information:

               STAFFING AND WORK SCHEDULES: Expected work and vacation schedules before, during, and after the event are listed along with a personnel contact list.

               RECOVERY SUPPORT TEAM: A team of well trained and fully empowered employees who will identify and correct any disruption to the business during and after the event. The employee's name, address, home phone, alternate phone, cellular phone, and electronic mail address are listed. The list of employees also indicates if they are line of business or command post members and if they live more than 30 miles from the main office.

               ASSUMPTIONS: Lists include certain assumptions that an employee may use in developing the contingency plan based on decisions already made by management. The assumptions are segmented by the last quarter of 1999, and the periods of December 30, 1999 to January 10, 2000 and January 11, 2000 to April 15, 2000.

               PLANS AND PRIORITIES: These are segmented by the time periods described in the Assumptions section above. This section documents the communication plan during the three periods covered by the event plan and identifies the duties and plans to continue normal operating procedures.

               Y-2K CONTINGENCY PLAN: Documentation of the steps to be taken if an interruption occurs and is listed by category of problem (i.e., utility outage, software problem).

               EMPLOYEE LOCATION DIRECTIONS: Detailed navigational directions to
               an   employee's   home  for   emergency   purposes  and  possible
               communication disruptions.

               UNRESOLVED ISSUES: Description of any issues that remain unresolved by the line of business coordinator. This section will continue to be reviewed by the line of business committee and the year 2000 coordinator until all issues are resolved.

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

MARKET RISK MANAGEMENT
----------------------

                  A 100 basis point increase in interest rates would result in an increase in interest margin of approximately $94,000 which is a change of approximately $60,000 from the $154,000 increase in interest margin that would have occurred at December 31, 1998 if there had been a 100 basis points increase in interest rates at that time. The effect on the net interest margin is not a significant amount and well within the Company's policy.

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




The following tables represent HHC's regulatory capital position at September 30, 1999 (in thousands):

Risk Based Capital Ratios:                                                      Amount              Ratio
                                                                              -----------         --------
Tier 1 Capital                                                            $       53,928             13.47%
Tier 1 Capital minimum requirement                                        $       16,017              4.00%
                                                                              ----------          ---------
Excess                                                                    $       37,911              9.47%
                                                                              ===========         =========

Total Capital                                                             $       58,961             14.72%
Total Capital minimum requirement                                         $       32,034              8.00%
                                                                              ----------          ---------
Excess                                                                    $       26,927              6.72%
                                                                              ===========         =========

Risk adjusted assets net of goodwill and
  nonallowable loan loss allowance                                        $      400,425

Leverage Ratio:
Tier 1 Capital to adjusted total assets ("Leverage Ratio")
                                                                          $       53,928             10.50%
Minimum leverage requirement                                              $       15,412              3.00%
                                                                              ----------          ---------
Excess                                                                    $       38,516              7.50%
                                                                              ===========         ========

Average total assets, net of goodwill <F1>                                $     513,748

<F1> Average total assets, net of goodwill for the three months ended September 30, 1999.

HHC is a legal entity separate and distinct from the Banks. Most of the revenues of HHC result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by HHC to its shareholders. HHC paid cash dividends of $544,000 or $.13 per share on January 19, 1999, which had been declared at December 31, 1998. HHC paid $539,000 or $.13 per share of common stock on April 19, 1999 and $539,000 or $.13 per share on July 19, 1999 HHC had declared a cash dividends of $704,000 or $.17 per share of common stock as of September 30, 1999, which was subsequently paid on October 19, 1999.

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


ITEM 2.  CHANGES IN SECURITIES               -    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     -    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     -   None
ITEM 5.  OTHER INFORMATION -    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibit 27 - Financial Data Schedule (For Sec Use Only).
         (b)  Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


CORPORATION                                    HARDWICK HOLDING COMPANY
-----------                                    ------------------------


DATE:  NOVEMBER 12, 1999                       By:  /s/ Michael Robinson
                                                    Michael Robinson
                                                    Executive Vice President,
                                                    Chief Financial Officer
                                                    (Principal Financial Officer
                                                    and Duly Authorized Officer)