Form 10-K
period 1999-12-31
HARDWICK HOLDING CO
filed 2000-04-03
CIK 787465

F-46
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K


[X]             Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

                         Commission File Number 33-43386
[_]
              Transition Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                            Hardwick Holding Company
                            ------------------------
             (Exact name of registrant as specified in its charter)

                    Georgia                              58-1408388
        ------------------------------               ------------------
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


         Indicate by check mark whether the Registrant (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable. Registrant is not required to be registered under the Securities Exchange Act of 1934.


         Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 27, 2000; $30,867,622 based on 1,204,356 shares outstanding times the exchange ratio of .932 shares (1,122,459) times the closing price of BB&T common stock as of March 27, 2000, of $27.50.

         At March 27, 2000, there were issued 4,211,496 shares of Common Stock, par value $0.50 per share, of which 4,211,496 were outstanding.

ITEM 1.  BUSINESS.


RECENT DEVELOPMENTS
-------------------

         In November 1999, HHC entered into a definitive agreement to be acquired by BB&T Corporation ("BB&T") in a stock swap. The final stock exchange ratio will be determined based on the average closing price of BB&T common stock during a pricing period prior to closing. The maximum exchange ratio is .932 shares if the average price during the pricing period is $33.50 or below and the minimum exchange ratio is .901 shares if the average price during the pricing period is $36.00 or above. The transaction will be accounted for as a pooling of interests. The merger is expected to close in the second quarter of 2000. HHC granted BB&T the option to purchased 19.9% of the outstanding shares should HHC agree to merge with another Company without prior approval from BB&T.

         BB&T is based in Winston-Salem, North Carolina and is traded on the New York Stock Exchange under the ticker symbol BBT. BB&T has made other acquisitions in the State of Georgia during 1999 and, as a result, BB&T will have a presence in Southeast and Central Georgia, Metro Atlanta and Northwest Georgia.

GENERAL
-------

         Hardwick Holding Company is a two-bank holding company headquartered in Dalton, Georgia. Full service banking and trust businesses are presently conducted by its banking subsidiaries, Hardwick Bank & Trust Company ("Hardwick Bank") and First National Bank of Northwest Georgia ("Northwest Bank") (collectively referred to as the "Banks"). Hardwick serves Whitfield, Gordon, Bartow and surrounding counties in Northwest Georgia. Northwest Bank operates under the trade names "Calhoun First National Bank" in Gordon County and "Peoples First National Bank" in Bartow County. Through its bank subsidiaries, Hardwick provides such customary types of banking services as checking accounts, savings accounts, time deposits, safe deposit facilities and fund transfers. Hardwick also finances commercial transactions, makes secured and unsecured loans to individuals and provides other financial services. Unless the context otherwise requires, the term "Hardwick", "Company" or "Registrant," whenever used herein, means Hardwick Holding Company, Hardwick Bank & Trust Company and First National Bank of Northwest Georgia, collectively. The principal executive offices of Hardwick are located at One Hardwick Square, Dalton, Georgia 30720 and its telephone number at that address is (706) 217-3950.


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

DEPOSITS
--------

         The Banks offer a full range of depository accounts and services to both consumers and businesses. At December 31, 1999, Hardwick's deposit base totaled approximately $437 million, including approximately $96 million in noninterest-bearing transaction accounts (22% of total deposits). Interest-bearing transaction accounts were approximately $142 million (32% of total deposits) which includes approximately $67 million in money market accounts, approximately $30 million in savings deposits and approximately $45 million in NOW accounts. Also included in total deposits was approximately $138 million in time deposits in amounts of less than $100,000 (32% of total deposits) and approximately $61 million in time deposits of $100,000 or more (14% of total deposits).

LOANS
-----

         The Banks make both secured and unsecured loans to individuals, firms, corporations and governmental entities, and offer both consumer and commercial loans including various types of credit for the Banks' customers. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1999, real estate, commercial (including agricultural loans), consumer and other loans represented approximately 65%, 19%, 7% and 9% respectively, of Hardwick's total loan portfolio. Real estate loans made by the Banks include real estate construction, acquisition and development loans, as well as loans for other purposes which are secured by real estate.
Lending Policy

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


LOAN REVIEW AND NONPERFORMING ASSETS
------------------------------------

         Loan review and nonperforming assets review are the specific responsibility of the full time loan review officer at each bank. The loan review officer's responsibility is to assign a rating to loans as they are made and to add to the troubled loans or watch list of each bank as applicable. The loan review officer has the responsibility of initially reviewing all credits of $200,000 or more at the Banks. The loan review officer has the responsibility of reviewing at least annually those credit concentrations over $500,000 and reporting to the Executive Loan Committee of the Board of Directors any exceptions that he may find with the rating of the loan, collateral and documentation deficiencies and any significant changes in credit quality that may contribute to any possible losses that the Banks may have due to those changes. The loan review officers have the responsibility of reviewing with the full Board of each bank on a quarterly basis the reserve for loan losses and advising the Board as to the adequacy of the allowance level based on both present and historical account information.

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

The specific allowance element is based on a continuing analysis of the loan watch list at each subsidiary bank, a value specified based on whether the loan is secured or unsecured and the estimated collateral shortfall if the loan is secured. The allocated portion of the loan loss allowance is determined by using the individual bank's loan watch list, which is graded along the same lines as the regulatory agency grades. A loan is assigned a percentage based upon its loan grade and that percentage is multiplied by the outstanding balance to arrive at the allocated portion of the allowance for each loan. The sum of all of these specified allocations becomes the allocated portion of the loan loss allowance. The balance of the loan loss allowance is the unallocated portion.

The historical loan loss element at Northwest Bank is determined through statistical analysis using a loss migration analysis that examines loss experience, internal gradings that were initially assigned to charged off loans and how charged off loans moved through the grading path. The historical loan loss element at Hardwick Bank is calculated based on a 5 year weighted average calculation (25% to each of the previous two years, 20% to the third and fourth years and 10% to the fifth year). The loss factors applied to the graded loans and the percentages used for purposes of developing a general allowance are the loss factors and percentages applied by the regulatory authorities that examine each of the subsidiary banks of the Registrant. These factors are based upon loans being graded OAEM (other assets especially mentioned), Substandard and Doubtful. Loans for which loss gradings are applied by any regulatory authority are immediately charged off by the individual banks. Generally, the values assigned to those ratings of OAEM, Substandard and Doubtful are 2%, 10% and 50%, respectively. Other values may be assigned if there is reason to believe that a particular loan should warrant different values for collateral, documentation or the financial condition of the repayment source.

         The general economic conditions element is determined at the individual bank subsidiary and is based upon the knowledge of the individual market by management of each bank. The primary industry in the trade area of the Registrant is the tufted carpet industry. The economic performance of this industry is directly related to the number of housing starts in the United States and abroad. The understanding of this business by the management of the subsidiary banks is critical to the results of operations at each individual bank and ultimately on a consolidated basis.

         Over 40% of the work force in the Registrant's market area is directly employed by the tufted carpet industry and an undetermined amount of the work force works for the satellite business around the tufted carpet industry. A concentrated workforce allowance is applied to the overall loan portfolio.

         All loans $50,000 or more at Northwest Bank are individually reviewed, while all unsecured consumer loans $5,000 or more, all secured consumer loans $25,000 or more and all commercial loan concentrations $200,000 or more are individually reviewed at Hardwick Bank. There are no loans reviewed as groups for loan loss quantification purposes at either bank.

ASSET/LIABILITY MANAGEMENT
--------------------------

         The Board of Directors is charged with establishing policies to manage the assets and liabilities of the Banks. The task of the Board of Directors of each Bank is to manage asset growth, net interest margin, liquidity and capital. This is accomplished by planning funds availability for increases in loan demand and decreases in deposit liabilities. The Executive Committee of the Boards of Directors of the Banks regularly monitor changes in interest rates, which is necessary to control interest rate risk. The asset/liability management responsibilities include the maximization of earnings, while assuring liquidity for funding requirements and effectively controlling interest rate risk.

INVESTMENT PORTFOLIO
--------------------

         The Banks' investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. Individual transaction and portfolio composition performance are reviewed and approved by the Executive Committee of the Board of each Bank.

EMPLOYEES
---------

         Hardwick employs 212 persons on a full-time basis and 21 persons on a part-time basis. Hardwick is not a party to any collective bargaining agreement, and it believes that its employee relations are good.

COMPETITION
-----------

         The banking business is highly competitive. Hardwick competes with 21 other financial institutions in Bartow, Gordon, Whitfield and surrounding counties in the Northwest Georgia area. The Banks also compete with other financial service organizations, including finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Banks operate.

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

         Northwest Bank is a national bank chartered under the National Bank Act, and is subject to the supervision of and regularly examined by the Office of Comptroller of the Currency (the "OCC"). The OCC regulates or monitors all areas of the Northwest Bank's operations and activities, including allowance for loan losses, loans, mergers, issuance of securities, payments of dividends, interest rates and establishment of branches. Northwest Bank is a member of the Federal Reserve System and is subject to the regulation of the Federal Reserve Board.

         Hardwick Bank, as a state bank, is subject to the supervision of and regulated by the FDIC and the DBF. Both the FDIC and DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving state chartered banks.

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

         The FDIC and the OCC have adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized " institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%;
(2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3% for institutions with a rating of one under the regulatory CAMELS that are not anticipating or experiencing significant growth and have well-diversified risk, as defined.); (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% and a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC and OCC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC and OCC regulations, both of the Banks were "well capitalized" institutions, at December 31, 1999.

         Set forth below are pertinent capital ratios for Hardwick, Hardwick Bank and Northwest Bank as of December 31, 1999:


     Minimum Capital Requirements                             Hardwick         Northwest
   For Adequately Capitalized Banks             Hardwick        Bank              Bank
   --------------------------------             --------        ----              ----
Tier 1 Capital to Risk-based                     13.03%       13.12% <F1>        9.22% <F1>
         Assets: 4.00%

Total Capital to Risk-based                      14.29%       14.38% <F2>       10.48% <F2>
         Assets:  8.00%

Leverage Ratio (Tier 1 Capital to
  Total Quarterly Average Assets):  3.00%         9.98%        9.13% <F3>        7.24% <F3>

------------------------

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

         Hardwick Bank is a state chartered bank, which is regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF only if the bank meets all of the following requirements:

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

                  At December 31, 1999, retained earnings available from the Banks to pay dividends totaled approximately $5.4 million. For 1999, Hardwick's cash dividend declared to stockholders was 72% of net income.

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


ITEM 2.  PROPERTIES.

         Hardwick Bank's main office, is located at Hardwick Square in Dalton, Georgia 30720, and is owned by the Bank and consists of approximately 60,000 square feet of usable office space. Hardwick Bank has four branch offices, all of which are owned, and one freestanding automated teller machine, which is on leased premises. The Cleveland Road branch is located at 1440 Cleveland Highway, Dalton, Georgia 30720, and contains approximately 3,700 square feet of office space and one automated teller machine. The East Side branch is located at 2500
E. Walnut Avenue, Dalton, Georgia 30721, and contains approximately 4,000 square feet of office space. The East Side office has an automated teller machine on the premises. The Westcott branch is located at 905 Thornton Avenue, Dalton, Georgia 30720, and contains approximately 4,200 square feet of office space. The Westcott branch also has an automated teller machine on the premises. The Tunnel Hill Branch is located at 3617 Chattanooga Road, Tunnel Hill, Georgia 30755, and contains approximately 3,700 square feet of office space as well as an automated teller machine. Hardwick Bank's freestanding automated teller machine is located at 1807 West Walnut Avenue, Dalton, Georgia 30720, on leased premises in the Dalton Shopping Center. The lease expires on July 1, 2004.

         Northwest  Bank's  main  banking  office,  is located at 215 North Wall
Street, Calhoun, Georgia 30701, and is owned by the Bank and contains approximately 18,500 square feet of office space. An automated teller machine is located on the premises of the main office. Additional facilities at the main office include a drive-in teller facility, a personal financial center, an operations center and a storage building totaling approximately 16,000 square feet. Northwest Bank has three branch offices. One branch is located at Highway 53, Calhoun, Georgia 30701, and contains approximately 4,000 square feet of space and has an automated teller machine on the premises. Northwest Bank has two branch offices in Bartow County. The main branch is located at 314 E. Main Street in Cartersville, Georgia 30120, with approximately 18,000 square feet of office space as well as a 1,400 square foot drive-in banking facility and an automated teller machine. The other Cartersville branch is the HWY 41 Branch located at 1320 Joe Frank Harris Pkwy., Cartersville, Georgia 30120, and has approximately 3,200 square feet of office space as well as an automated teller machine. None of the properties of the Company or its subsidiaries are subject to encumbrances.

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

         The Registrant is aware of three transactions during 1999, 448 shares at $21.00 per share, 1,900 shares at $32.00 per share and 825 shares at $32.00 per share. The transactions were private sales between individuals. As of March 27, 2000, the Registrant is not aware of any transactions in 2000.

         The Registrant is aware of three transactions during 1998 at $21.00 per share for blocks of 1,000; 76; and 50 shares. These transactions were private sales between individuals.

         The Registrant purchased 13,733 shares of the Registrant's stock in thirteen transactions during 1997, at $20.00 per share. To the Registrant's knowledge these were the only trades during 1997.

         There have been no shares of treasury stock purchased by the Registrant during 1999. There were 353 holders of record of the Registrant's common stock as of December 31, 1999 and March 27, 2000.

DIVIDENDS
---------

         The Registrant paid quarterly cash dividends of $0.13 per share on January 19, 1999 and April 19, 1999 which had been declared as of December 31, 1998 and March 31, 1999, respectively. The Registrant paid cash dividends of $0.13 per share on July 19, 1999 ,which had been declared as of June 30, 1999. The Registrant paid cash dividends of $0.17 on October 19, 1999, which had been declared as of September 30, 1999. The Registrant declared the dividend for the first quarter of 2000 at $0.17 per share for shareholders of record as of December 31, 1999, which was paid on January 19, 2000. Total cash dividends declared in 1999 were $0.60 per share. The Registrant intends to pay quarterly cash dividends in 2000. However, the amount and frequency of dividends will be determined by the Registrant's Board of Directors with the consideration of the earnings, capital requirements and the financial condition of the Registrant, and no assurances can be given that dividends will be declared in the future.


ITEM 6.  SELECTED FINANCIAL DATA.

                                                         For the Years Ended December 31,
                                                         --------------------------------

                                                   1999        1998         1997         1996         1995
                                                   ----        ----         ----         ----         ----
                                                        (Dollars in thousands, except per share data)
BALANCE SHEET

Total assets                                   $  521,312      536,920      492,892     452,061      444,817
Loans, net                                     $  319,446      298,478      310,159     271,470      239,189
Investment securities                          $  148,418      144,169      119,431     120,166      135,306
Federal funds sold                             $    2,370       43,648       12,982       7,000       11,000
Deposits                                       $  436,829      442,536      409,785     393,940      389,951
FHLB Advances                                  $   11,081        8,156        8,231         306          381
Federal funds purchased                        $    5,000            0            0       2,600            0
Securities sold under agreements to
   repurchase                                  $   10,958       25,209       19,339       3,327        3,536
Note payable                                   $        0            0            0           0          250
Stockholders' equity                           $   53,073       56,117       50,603      46,977       46,830

OPERATING DATA

Interest income                                $   36,707       37,268       35,196      32,273       31,526
Interest expense                               $   14,594       15,838       14,663      13,169       13,062
     Net interest income                       $   22,113       21,430       20,533      19,104       18,464

Provision for loan losses                      $        0          500          800         396            0

Net interest income after
   provision for loan losses                   $   22,113       20,930       19,733      18,708       18,464

Noninterest income                             $    4,061        4,925        6,822       4,082        4,074
Noninterest expense                            $   21,273       18,362       18,564      17,540       18,311
Income tax expense                             $    1,449        2,406        2,765       1,680        1,004

     Net income                                $    3,452        5,087        5,226       3,570        3,223

Basic net income per share                     $      .83         1.27         1.32         .89          .79
Diluted net income per share                   $      .83         1.26         1.29         .87          .79

Dividends paid per share                       $      .56          .50          .36         .44          .22

SELECTED FINANCIAL RATIOS
AND OTHER DATA

Return on average assets                             .67%        1.03%        1.13%       0.82%        0.75%
Return on average equity                            6.21%        9.55%       10.55%       7.66%        7.14%
Noninterest expense to average assets               4.11%        3.70%        4.02%       4.04%        4.28%
Equity to assets                                   10.18%       10.45%       10.27%      10.39%       10.53%

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

RESULTS OF OPERATIONS
---------------------

NET INCOME
----------

         Hardwick reported net income of $3,452,000 for 1999 compared with net income in 1998 of $5,087,000. The decrease in net income is due primarily to an increase in noninterest expense and a decrease in noninterest income. Noninterest expense increased by approximately $2,911,000, or 15.9% while noninterest income decreased by approximately $864,000, or 17.5%. The increase in noninterest expense was due principally to increases in salary and employee benefits of approximately $1,548,000, including additional cost of the health care benefits of approximately $330,000, pay to stay bonuses totaling approximately $100,000 and normal salary increases. Increased competition and the chartering and opening of new institutions within the Registrant's market area have increased the Registrant's employment costs. The decrease in noninterest income was principally due to net losses in excess of net gains realized from the sale of investment securities of approximately $1,236,000. Contributing to net income was an increase in net interest income after provision for loan losses of approximately $1,183,000, or 5.7%. Hardwick reported a decrease in income tax provision for 1999 of approximately $957,000 or 39.8% due to the percentage of taxable income to total income declining during 1999 compared with 1998.

         During 1999, the Registrant did not record a provision for loan losses as compared to $500,000 in 1998. Making no provision was a result of a net charge-offs of approximately $21,000 which represents .01% of average net loans outstanding for 1999 as compared with approximately $365,000 or .12% for 1998. The majority of the net chargeoffs came from consumer loans as a result of a continued level of bankruptcies last year throughout the Registrant's market area. Approximately 40% of the workforce in the Registrant's market area is employed in the tufted carpet industry. In recent years the larger, vertically integrated manufacturers have increased their market share, thereby negatively affecting the smaller independent tufters and dyeing and finishing operators, which make up a significant part of the Registrant's business. Downturns in the carpet industry could have a negative effect on the results of operations of the Registrant.

         Loan loss reserves as a percent of loans (net of unearned income and fees) were 2.17%, 2.33% and 2.20% at December 31, 1999, 1998 and 1997,
respectively.  Loan loss reserves at December 31, 1999,  1998 and 1997 were 5.6,
4.3 and 6.9, respectively, times nonperforming assets.

         At December 31, 1999 nonperforming assets were approximately $1,259,000. Of the total nonperforming assets, approximately $1,036,000 is carried as nonaccrual loans, approximately $140,000 is in loans 90 days past due and still accruing, and approximately $83,000 is carried in other real estate owned.

         Hardwick reported net income of $5,087,000 for 1998 compared with net income in 1997 of $5,226,000. The decrease in net income is due primarily to a decrease in service charges on deposit accounts and a settlement with a vendor in 1997. Service charges on deposit accounts decreased approximately $122,000 or 4.5% compared with service charges on deposit accounts for 1997. The service charge decreases are due principally to the balances being held in accounts high enough not to require that the banks charge them the monthly fees. Noninterest-bearing accounts increased approximately $15,123,000 from December 31, 1997 to December 31, 1998. The Registrant received a settlement from a vendor during 1997 of approximately $2,125,000 net of fees. Noninterest expense decreased by approximately $202,000 or 1.1% less than noninterest expense for 1997. The decrease in noninterest expense was principally due to a decrease in salary and employee benefits while being partially offset by an increase in data processing expense. Hardwick reported a decrease in income tax provision for

1998 of approximately $359,000 or 13.0% due to the percentage of taxable income to total income declining during 1998 compared with 1997.

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)
----------------------------------------------

         In 1999 Hardwick's net interest income was $22,741,000 on average earning assets of $470,763,000, an increase of approximately $837,000 compared with the net interest income of $21,904,000 on average earning assets of $449,720,,000 in the prior year. The net interest margin for 1999 was 4.8% compared with 4.9% for 1998, reflecting a decrease of approximately 10 basis points. The decrease was primarily attributable to the decrease in rates earned on loans due to the continued competitive pressures within the market area of the Registrant.

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

NET YIELD ON EARNING ASSETS
---------------------------

         Hardwick's net interest income is influenced by changes in interest rates as well as volume. Average earning assets increased approximately 4.7% during 1999 or approximately $21,043,000. The average yield on interest earning assets was 7.9%. This represents a decrease of approximately 50 basis points when compared with the average yield for 1998 of 8.4%.

         During 1999, average interest-bearing liabilities increased approximately 3.8% or approximately $13,356,000 due to increases in all of the interest-bearing liability categories except for time deposits and capital lease obligations, both of which had a decrease. The average cost of interest-bearing liabilities was 4.0% during 1999 when compared with 4.5% during 1998, or a decrease of 50 basis points. Average noninterest bearing deposits have increased by approximately $6,238,000 or 7.0% from 1998 to 1999.

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

NONINTEREST INCOME
------------------

         Noninterest income decreased approximately $864,000 or 17.5% during 1999, due primarily to a change in net losses realized on the sale of investment securities of approximately $1,236,000, while service charges on deposit accounts, trust department income and other noninterest income increased approximately $68,000, $75,000 and $229,000, respectively. The increase in other income was due principally to an increase in charges for credit card merchant accounts.

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

NONINTEREST EXPENSE
-------------------

         Noninterest expense for 1999 was $21,273,000 compared to $18,362,000, an increase of approximately $2,911,000 or 15.9% more than noninterest expense for 1998. The increase was due to increases in all the noninterest expense categories except for office supplies and printing which did not change and net occupancy expense which decreased by approximately $48,000. Salaries and employee benefits increased approximately $1,548,000. The increase in salary and employee benefits was due principally to an increase in the employee health care benefits of approximately $330,000 and to salary increases and pay to stay bonuses.. The salary increases and pay to stay bonuses were caused principally by the increased competition in the labor force in the Registrant's market area. This increased competition is due to the chartering and opening of three new banks and two, which have been chartered but not yet opened. Of the 18.0% increase, approximately 5.5% is attributable to annual salary increases while approximately 2.1% is due to additional employee health care costs and 10.4% is due to competition in the labor force.

         Data processing expense increased by approximately $48,000, professional fees increased by approximately $140,000, FDIC insurance premiums increased by approximately $10,000 and other noninterest expense increased by approximately $1,213,000. The increase in other noninterest expense is due primarily to an increase in charitable contributions of approximately $1,030,000, credit card fees of approximately $137,000, change in loss on disposal of premises and equipment of approximately $50,000, postage of approximately $30,000, while being offset by the net decrease of other miscellaneous expenses of approximately $34,000.

         Noninterest expense for 1998 was $18,362,000 compared to $18,564,000 for 1997, a decrease of 1.1% or approximately $202,000 less than noninterest expense for 1997. The decrease in noninterest expense was principally due to a decrease in salary and employee benefits, professional fees, and FDIC fees partially offset by increases in data processing cost, net occupancy expense, office supplies expense and other noninterest expense. Salary and employee benefits decreased approximately $386,000; a 4.3% decrease compared with 1997 salary and employee benefits. Offsetting the decrease in salary and employee benefits, the Company incurred approximately $210,000 for an employee personal computer program in 1997. The Company's group medical costs were down approximately $360,000; pension and profit sharing was down approximately
$7,000; while the overall salary increases for the year were approximately $191,000 or approximately 3.1% more than 1997.

          During 1998 professional fees decreased approximately $44,000 and FDIC fees decreased approximately $5,000. Net occupancy expense increased approximately $24,000; data processing cost increased approximately $152,000; office supplies and printing increased approximately $25,000 and other noninterest expense increased approximately $32,000 when compared with 1997. Net occupancy expense increased due to additions to the property accounts while data processing costs increased due additional cost of providing credit cards.

         Net   noninterest   expense   (defined  as  noninterest   expense  less
noninterest income, as a percentage of average assets) was 3.3%, 2.7% and 2.5% for 1999, 1998 and 1997, respectively.

INCOME TAXES
------------

         Hardwick recorded an income tax provision of $1,449,000, $2,406,000, and $2,765,000, respectively, for 1999, 1998, 1997. The provision as a percentage of income before taxes reflects effective rates of 29.6%, 32.1%, and 34.6%, respectively, for the years 1999, 1998, and 1997. Note 7 to Hardwick's consolidated financial statements presents additional information.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE
----------------------------------------

         Investment securities available-for-sale increased approximately $4,249,000 during 1999 from $144,169,000, at December 31, 1998, to $148,418,000, at December 31, 1999. At December 31, 1999 there was a net unrealized loss net of taxes of approximately $3,244,000 on securities available-for-sale compared with a net unrealized gain net of taxes of approximately $1,104,000 at December 31, 1998. The increase in the securities portfolio was funded from the decrease in federal funds sold. Management anticipates that the majority of future investment portfolio purchases will continue to be made in taxable investment securities, concentrating on fixed and variable rate securities that complement rate sensitivity and liquidity considerations; however, concerted efforts will be made to increase the level of tax exempt investment securities to complement efforts of reducing the effective tax rate of the Registrant.

LOANS
-----

         Net loans, the largest category of earning assets at December 31, 1999, increased approximately $20,968,000, or 7.0% to $319,446,000 compared with $298,478,000 at December 31, 1998. Average net loans represented 64.1% of total average earning assets during 1999 while net loans at December 31, 1999 represented 61.3% of total assets.

         Net loans during 1998 decreased by approximately $11,681,000 or 3.8% when compared with net loans at December 31, 1997. Average net loans represented 67.2% of total average earning assets during 1998 while net loans at December 31, 1998 represented 55.6% of total assets.

         At December 31, 1999, approximately 64.6% of Hardwick's loan portfolio was collateralized by real estate. The Boards of Directors of the Banks have given direction to the lending personnel to obtain, when possible, real estate as the primary collateral rather than blanket liens on accounts receivable, inventories, furniture and fixtures, and equipment. Extensions of credit are made based upon the ability of the customer to repay from cash flows and not from the ultimate sale of the underlying collateral. The value of real estate as the underlying collateral is dependent upon the economic conditions within Hardwick's market area. Hardwick places a strong emphasis on obtaining real estate as primary collateral when making commercial loans rather than accepting accounts receivable, inventories and furniture and fixtures as primary collateral. Commercial loans secured by real estate, particularly if collateral dependent, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and are subject to wide fluctuations depending upon economic conditions.

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

         Commercial real estate loans most often are collateralized by the underlying properties, which give rise to the credit request. The values of the underlying properties are subject to economic conditions and availability of space, be it manufacturing, warehousing or office spaces, and these properties traditionally hold their value while being used for their designed purpose.

Multipurpose properties traditionally hold value more than those properties which are acquired and constructed for specified industries. The Registrant's subsidiary banks extend credit with both multipurpose and single purpose properties as collateral. The loan to value ratio range for new construction loans is from 70% to 80% of the appraised value or cost whichever is less.

         Consumer credit extended by Hardwick has the inherent risk of a downturn in the carpet industry, which may affect the customers' ability to pay as a result of job layoffs and cut backs in hours available to work. Consumer loans are made by the Registrant's subsidiary banks on a secured and unsecured basis. Underlying collateral for consumer loans is made with a loan to value ratio from 70% to 85%. When stocks, U. S. treasuries and government agency securities, mutual funds and financial institution instruments are pledged as collateral, the same loan to value ratios apply as discussed above in the commercial, financial and agricultural category.

NONPERFORMING ASSETS
--------------------

         Nonperforming assets, which include nonaccrual loans, loans ninety (90) days past due and still accruing, restructured loans, and potential problem loans, as well as other real estate, totaled approximately $1,259,000 at
December 31,1999, down approximately $381,000 from 1998, a decrease of approximately 23.2%. Nonperforming loans decreased by approximately $223,000 or 15.9% during 1999. There was approximately $83,000 in other real estate at December 31, 1999, down 65.6% compared to December 31, 1998. Management believes that the nonperforming assets have been properly identified and that the necessary allowance to cover potential losses are in place. Management believes that the reduction in the nonperforming assets during 1999 gives rise to no provision for loan losses being taken during 1999.

         Management believes that the loan loss provision taken in 1998 was appropriate given the increase in nonperforming assets for the year as stated above. The provision is based on management's regular evaluation of current economic conditions, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors, which deserve recognition in estimating credit losses. The loan loss provision during 1998 was approximately $500,000 and approximately $800,000 in 1997.

         The ratio of nonperforming assets to total loans and other real estate was .39% and .54% at December 31,1999 and 1998, respectively, which is a decrease of approximately 15 basis points.

         At December 31,1999, the allowance for loan losses was $7,098,000 or 2.2% of net outstanding loans, as compared to $7,119,000 or 2.3% of net outstanding loans at December 31, 1998. Management believes the allowance for loan losses is adequate to provide for probable loss inherent in the portfolio and continues to review the impact of prevailing and expected economic and business conditions in order to maintain an allowance considered adequate in relation to risk of loss and loans outstanding.

         While management uses available information to recognize losses on loans, future unexpected additions to or reductions in the allowance may become necessary based on changes in economic conditions. Additionally, regulatory agencies, as part of their normal examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on their judgment and evaluation of information available to them at the time of their examination.

DEPOSITS
--------

         Hardwick's average interest bearing deposits increased approximately $6,662,000 or 2.0% during 1999 compared with 1998. Average time deposits decreased $6,159,000 or 3.0% during 1999. Time deposits in denominations of

$100,000 or more represented 13.9% of total deposits at December 31,1999 compared to 12.8% at December 31,1998. Hardwick's large denomination time deposits are from customers within its local market area, which provides Hardwick with a greater degree of stability than is typically associated with this source of funds.

         The average balance of interest-bearing deposit accounts other than time deposits, which include NOW, money market and savings deposits, increased by approximately $12,851,000 or 9.9% in 1999 from 1998. Average noninterest bearing demand deposit accounts increased approximately $6,238,000. The increases in NOW, money market and savings deposits are partially attributable to shifts from time deposits into those interest bearing transaction accounts.

         Hardwick's average interest bearing deposits increased approximately $18,415,000 or 5.8% during 1998 compared with 1997. Average time deposits increased $11,278,000 or 5.8% during 1998. Time deposits in denominations of $100,000 or more represented 12.8% of total deposits at December 31,1998 compared to 15.0% at December 31,1997. Hardwick's large denomination time deposits are from customers within its local market area, which provides Hardwick with a greater degree of stability than is typically associated with this source of funds.

CAPITAL RESOURCES
-----------------

         Hardwick and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board ("Board") has also established an additional capital adequacy guideline referred to as the Tier 1 Leverage Ratio that measures the ratio of Tier 1 Capital to average quarterly assets. The most highly rated bank holding companies are required to maintain a minimum Tier 1 Leverage Ratio of 3%. The required ratio is based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk and liquidity. Bank holding companies experiencing internal growth or making acquisitions are expected to maintain a strong capital position of one to two hundred basis points above the minimum capital levels without significant reliance on intangible assets.

         The following tables represent Hardwick's regulatory capital position at December 31,1999:

                                                            RISK-BASED CAPITAL RATIOS
                                                            -------------------------
                                                             AS OF DECEMBER 31, 1999
                                                             -----------------------

                                                   AMOUNT                               RATIO
                                                   ------                               -----
                                                              (DOLLARS IN THOUSANDS)
Tier 1 Capital                                 $   49,673                              13.03%
Tier 1 Capital minimum requirement                 15,244                               4.00%
Excess                                             34,429                               9.03%

Total Capital                                      54,466                              14.29%
Total Capital minimum requirement                  30,488                               8.00%
Excess                                             23,978                               6.29%

Risk adjusted assets net of goodwill
and allowance for loan loss as
adjusted                                       $  381,104
                                                                  LEVERAGE RATIO
                                                                  --------------
                                                              AS OF DECEMBER 31,1999
                                                              ----------------------
                                                   AMOUNT                               RATIO
                                                   ------                               -----
Tier 1 Capital to adjusted total assets
(Leverage Ratio)                               $   49,673                               9.98%
Minimum leverage requirement                       14,921                               3.00%
Excess                                             34,752                               6.98%

Average quarterly total assets, net of
   goodwill <F1>                               $  497,490

<F1>  Average total assets, net of goodwill for the quarter  ended  December 31,
1999.

LIQUIDITY
---------

         Liquidity is achieved through the continual maturing of interest-earning assets, as well as by investing in short term marketable securities. Liquidity is also available through deposit growth, borrowing capacity, loan sales and repayments of principal on loans and securities. High levels of liquidity are normally obtained at a net interest cost due to lower yields on short-term, liquid earning assets and higher interest expense usually associated with the extension of deposit maturities. The trade off of the level of desired liquidity versus its cost is evaluated in determining the appropriate amount of liquidity at any given time.

         At December 31,1999, cash equivalents decreased approximately $43,038,000 from December 31, 1998. Operating activities provided cash of approximately $5,303,000 while investing and financing activities used cash of approximately $34,072,000 and $14,269,000, respectively. Operating activities provided cash principally from net income of approximately $3,452,000 adjusted for non cash chares as depreciation and amortization of approximately $2,084,000, a loss on the disposal of premises and equipment of approximately $58,000, a loss on sale of securities of approximately $1,047,000, a loss on sale of other real estate of approximately $40,000 and a decrease in other assets of approximately $202,000, while being partially offset by an increse in deferred tax benefits of approximately $240,000, and increase in accrued interest receivable of approximately $864,000 and a decrease in other liabilities of approximately $476,000. Funds used in investing activities included approximately $85,921,000 in purchases of investment securities available-for-sale, net cash flows from loans originated and principal collected on loans of approximately $21,057,000 and purchases of premises and equipment of approximately $1,404,000. Funds provided in investing activities were attributable to proceeds from maturities of investment securities available-for-sale of approximately $25,101,000, proceeds from sales of investment securities available-for-sale of approximately $48,876,000, proceeds from sale of other real estate of approximately $281,000 and proceeds from disposal of premises and equipment of approximately $52,000.

         Significant financing activities using cash included a net decrease in demand deposits, NOW accounts and savings accounts of approximately $5,996,000, a net decrease in securities sold under agreements to repurchase of approximately $14,251,000, principal payments on capital lease obligations of approximately $225,000 and cash dividends paid on common stock of approximately $2,315,000. Cash used in financing activities was partially offset by net cash flows from sales of certificates of deposit of approximately $289,000, a net increase in federal funds purchased of approximately $5,000,000, an increase in proceeds from FHLB advances of approximately $2,925,000 and proceeds from exercise of stock options of approximately $304,000

INTEREST RATE SENSITIVITY
-------------------------

         The interest rate sensitivity of Hardwick's assets and liabilities provides an indication of the extent to which Hardwick's net interest income may be affected by interest rate movements. An indicator of the rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities, which is referred to as the "gap". The table below presents Hardwick's gap position at December 31, 1999, (dollars in thousands):

                                                                                 One          Over
                                                                                 Year       Five Years
                                                                   Within       Through      and Non-
                                                                    One           Five         Rate
                                                                    Year         Years        Sensitive       Total
                                                                    ----         -----        ---------       -----
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS:
Total loans                                                  $     105,877       156,428       64,451       326,756
Taxable investment securities                                       11,342        68,677        27,548       107,567
Nontaxable investment securities                                     1,990        13,780        25,081        40,851
Federal funds sold and deposits in banks                             2,370             -             -         2,370
                                                                -----------    ----------    ----------    ----------
Total earning assets                                               121,579       238,885       117,080       477,544
                                                                -----------    ----------    ----------    ----------
INTEREST-BEARING LIABILITIES:
Transaction accounts (a)                                           111,535             -             -       111,535
Savings deposits                                                    30,021             -             -        30,021
Time deposits                                                      167,255        31,987             -       199,242
Federal funds purchased and securities sold under
   agreements to repurchase                                         15,958             -             -        15,958
FHLB advances                                                            -        11,081             -        11,081
Capital lease obligations                                               39             -             -            39
                                                                -----------    ----------    ----------    ----------
Total interest-bearing liabilities                                 324,808        43,068             -       367,876
Noninterest-bearing funds                                                -             -        96,031        96,031
                                                                -----------    ----------    ----------    ----------
Total interest-bearing and noninterest-bearing funds               324,808        43,068        96,031       463,907
                                                                -----------    ----------    ----------    ----------
GAP SUMMARY
Periodic net earning assets                                  $   (203,229)       195,817        21,049        13,637
                                                                ===========    ==========    ==========    ==========
Ratio of earning assets to interest-bearing liabilities
    and noninterest-bearing funds                                    37.4%        554.7%        121.9%        102.9%
                                                                ===========    ==========    ==========    ==========
Cumulative net earning assets                                $   (203,229)       (7,412)        13,637        13,637
                                                                ===========    ==========    ==========    ==========
Cumulative ratio of earning assets to interest-
    bearing liabilities and noninterest-bearing funds                37.4%         98.0%        102.9%        102.9%
                                                                ===========    ==========    ==========    ==========
(a) Includes NOW and  money market accounts.

         At December 31,1999, Hardwick continues to be liability sensitive on a short-term basis and asset sensitive on a long-term basis. Liability sensitivity generally indicates that an increase in interest rates would result in lower net interest income and that a decrease in interest rates would result in higher net interest income than would result if interest rates remained constant. Conversely, asset sensitivity indicates that rate increases would result in higher net interest income and that decreases in interest rates would result in lower net interest income.

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

BANK PREMISES AND EQUIPMENT
---------------------------

         During 1999, Hardwick's capital expenditures approximated $1,404,000. Included were bank buildings and improvements of approximately $290,000, land improvements of approximately $271,000, office furniture, fixtures and office equipment of approximately $482,000, computer equipment for the continuing upgrade of the local and wide area networks of approximately $211,000 and automobiles of approximately $150,000. The Registrant is projecting approximately $100,000 in capital expenditures in 2000, comprised of computer equipment.

INFLATION
---------

         Inflation affects the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Registrant copes with the effects of inflation through the management of its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its dividend payout relative to the level of projected net income

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. In June, 1999, the FASB issued SFAS No. 137, "Accounting ro Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133." This statement delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company does not hold or engage in transactions using derivative financial instruments and does not believe that adoption of the standard will have a material impact on either its balance sheet or results of operations.

YEAR 2000
---------

         The Registrant and its subsidiaries addressed the Year 2000 challenges in a prompt and responsible manner. The Registrant dedicated resources to ensure that systems and services would not be compromised or otherwise negatively impacted by the century date change. The Registrant also put in place processes to monitor liquidity, fiduciary and credit quality issues related to the Year 2000. The Registrant successfully completed its transition to the Year 2000 with no impact to the Company's results of operations or financial condition other than the cost of the project. The Registrant is not aware of any significant third party relationships which were negatively impacted by their lack of Year 2000 readiness; however, the Registrant continues to monitor its third party relationships for such problems.

         The total cost of the Year 2000 project since its inception was approximately $813,000. Approximately $562,000 of equipment has been capitalized and approximately $251,000 has been expensed to date. Approximately $5,000 is anticipated to be expensed in the first quarter of 2000 due to follow up procedures for the project. The total cost of the project did not materially differ from original estimates. The expenses did not have a material effect on the operations or financial condition of the Registrant. To make resources available for the Year 2000 project, certain enhancements in the processing systems of the Registrant were deferred; however, the Registrant does not anticipate that the deferral of those enhancements will have a material negative impact on future results of operations or financial condition.

SELECTED STATISTICAL INFORMATION

AVERAGE BALANCE SHEETS, INTEREST RATES
AND INTEREST DIFFERENTIALS

                                                    Years Ended December 31,
                                                    ------------------------
(Dollars in thousands)
                                                  1999        1998        1997
                                                  ----        ----        ----
ASSETS
Interest-earning assets:
Loans, net (a)                                    $301,779    302,205    285,444
Taxable investment securities                      114,000    102,129     95,098
Non-taxable investment securities                   40,305     28,650     21,576
Federal funds sold and deposits in banks            14,679     16,736     12,832
                                                  --------   --------   --------

Total interest-earning assets                      470,763    449,720    414,950
Cash and due from banks                             21,220     21,894     22,168
Premises and equipment                              14,774     14,175     14,574
Other assets                                        10,268      9,948     10,492
                                                  --------   --------   --------

Total assets                                      $517,025    495,737    462,184
                                                  ========   ========   ========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts (b)                          $111,940    100,398     93,698
Savings deposits                                    30,890     29,581     29,144
Time deposits                                      198,944    205,103    193,825
Federal funds purchased and securities
   sold under agreements to repurchase              11,388      5,147      4,442
FHLB advances                                        8,835      8,196      2,130
Note payable                                             0          0        808
Capital lease obligation                               152        368        569
                                                  --------   --------   --------

Total interest-bearing liabilities                 362,149    348,793    324,616

Noninterest-bearing demand deposits                 95,454     89,216     83,956
Other liabilities                                    3,838      4,440      4,093
                                                  --------   --------   --------

Total liabilities                                  461,441    442,449    412,665

Stockholders' equity                                55,584     53,288     49,519
                                                  --------   --------   --------

Total liabilities and
         stockholders' equity                     $517,025    495,737    462,184
                                                  ========   ========   ========

(a)   Average loans are shown net of unearned  discounts and deferred loans fees
      and  the  allowance  for  loan  losses.   Nonperforming  loans,  including
      nonaccrual loans, are included, but not material.

(b)   Includes money market deposit accounts.

AVERAGE BALANCE SHEETS, INTEREST RATES
AND INTEREST DIFFERENTIALS (continued)

(Dollars in thousands)                                          Years ended December 31,
                                                                ------------------------

                                                           1999               1998            1997
                                                           ----               ----            ----
Interest earned on:
         Loans, net (a) (b)                             $    27,094           28,764          27,671
         Taxable investment securities                        7,374            6,503           5,820
         Nontaxable investment securities (a)                 2,172            1,605           1,502
         Federal funds sold and bank deposits                   695              870             693
                                                          ----------        ---------       ---------

                  Total interest income                      37,335           37,742          35,686
                                                          ----------        ---------       ---------

Interest paid on:
         Transaction accounts (c)                             2,531            2,502           2,312
         Savings deposits                                       651              741             740
         Time deposits                                       10,426           11,911          11,180
         Federal funds purchased and
             securities sold under agreements to
                 repurchase                                     491              224             205
             FHLB advances                                      481              430             126
         Note payable                                             0                0              55
         Capital lease obligation                                14               30              45
                                                          ----------        ---------       ---------

                  Total interest expense                     14,594           15,838          14,663
                                                          ----------        ---------       ---------

Net interest income                                     $    22,741           21,904          21,023
                                                          ==========        =========       =========

Average percentage earned on:
         Loans, net (a)(b)                                     9.0%             9.5%            9.7%
         Taxable investment securities                         6.5%             6.4%            6.1%
         Nontaxable investment securities (a)                  5.4%             5.6%            7.0%
         Federal funds sold and bank deposits                  4.7%             5.2%            5.4%

                  Total interest income                        7.9%             8.4%            8.6%

Average percentage paid on:
         Transaction accounts(c)                               2.3%             2.5%            2.5%
         Savings deposits                                      2.1%             2.5%            2.5%
         Time deposits                                         5.2%             5.8%            5.8%
         Federal funds purchased and
                securities sold under agreements to
            repurchase                                         4.3%             4.4%            4.6%
             FHLB advances                                     5.4%             5.2%            5.9%
         Note payable                                             -                -            6.8%
         Capital lease obligation                              9.2%             8.2%            7.9%

                  Total interest expense                       4.0%             4.5%            4.5%

Net interest margin                                            4.8%             4.9%            5.1%

(a) Reflects taxable equivalent adjustments using a tax rate of 34% in adjusting interest on nontaxable loans and securities to a fully taxable basis.
(b)      Interest   income   includes  loan  fees  as  follows  (in  thousands):
         1999-$965;   1998-$1,234;   1997-$1,320.
(c)      Includes  money  market accounts.

AVERAGE BALANCE SHEETS, INTEREST RATES,
AND INTEREST DIFFERENTIALS (continued)

                                                                                     Increase                       Due to
                                                                                     --------                     Changes in
(Dollars in thousands)                                      1999           1998      (Decrease)      Volume        Rate (a)
                                                            ----           ----      ----------      ------        ---------

Interest earned on:
         Loans, net (b)                                $   27,094         28,764     (1,670)       (40)        (1,630)
         Taxable investment securities                      7,374          6,503        871        760            111
         Nontaxable investment securities (b)               2,172          1,605        567        653            (86)
         Federal funds sold                                   695            870       (175)      (107)           (68)
                                                         ---------     ----------   --------    -------     ----------

                  Total interest income                    37,335         37,742       (407)      1,266        (1,673)
                                                         ---------     ----------   --------    -------     ----------

Interest paid on:
         Transaction accounts (c)                           2,531          2,502         29        289           (260)
         Savings deposits                                     651            741        (90)        33           (123)
         Time deposits                                     10,426         11,911     (1,485)      (357)        (1,128)
         Federal funds purchased and
                  securities sold under
                  agreements to repurchase                    491            224        267        268             (1)
              Other borrowed funds                            481            430         51         33             18
         Note payable to bank                                   -              -          -          -              -
         Capital lease obligation                              14             30        (16)       (17)             1
                                                         ---------     ----------   --------    -------     ----------

                  Total interest expense                   14,594         15,838     (1,244)       249         (1,493)
                                                         ---------     ----------   --------    -------     ----------

Net interest income                                    $   22,741         21,904        837      1,017           (180)
                                                         =========     ==========   ========    =======     ==========

                                                                                     Increase                    Due to
                                                                                     --------                  Changes in
(Dollars in thousands)                                    1998           1997       (Decrease)      Volume      Rate (a)
                                                          ----           ----       ----------      ------      --------
Interest earned on:
         Loans, net (b)                               $    28,764         27,671      1,093         977           116
         Taxable investment securities                      6,503          5,820        683          42           641
         Nontaxable investment securities(b)                1,605          1,502        103           7            96
         Federal funds sold                                   870            693        177          10           167
                                                         ---------     ----------   --------    --------    ----------

                       Total interest income               37,742         35,686      2,056       1,036         1,020
                                                         ---------     ----------   --------    --------    ----------
Interest paid on:
         Transaction accounts (c)                           2,502          2,312        190           5           185
         Savings deposits                                     741            740          1           -             1
         Time deposits                                     11,911         11,180        731          42           689
         Federal funds purchased and
                  securities sold under
                  agreements to repurchase                    224            205         19           1            18
             Other borrowed funds                             430            126        304          18           286
         Note payable to bank                                   0             55        (55)        (55)             -
             Capital lease obligation                          30             45        (15)         (1)          (14)
                                                         ---------     ----------   --------    --------    ----------
                            Total interest expense         15,838         14,663      1,175          10         1,165
                                                         ---------     ----------   --------    --------    ----------
Net interest income                                   $    21,904         21,023        881       1,026          (145)
                                                         =========     ==========   ========    ========    ==========

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

INVESTMENT PORTFOLIO
The amortized cost and approximate fair value of investment securities available-for-sale for the indicated years are presented below (in thousands):

                                                                        December 31, 1999
                                                                        -----------------
                                                                          Gross         Gross
                                                             Amortized  Unrealized   Unrealized      Fair
                                                               Cost       Gains         Losses        Value
                                                               ----       -----         ------        -----

US treasury &  government agencies                           $ 108,707          16      (3,362)   $ 105,361

Equity securities                                                2,206           0           0        2,206

State and municipal obligations                                 42,420         174      (1,743)      40,851
                                                             ---------   ---------   ---------    ---------

         Total  investment securities                        $ 153,333         190      (5,105)   $ 148,418
                                                             =========   =========   =========    =========

                                                              December 31, 1998        December 31, 1997
                                                              -----------------        -----------------
                                                              Amortized     Fair      Amortized       Fair
                                                                Cost        Value       Cost         Value
                                                                ----        -----       ----         -----

US treasury &  government  agencies                          $  74,997      75,635   $  72,776       72,871

Mortgage backed and other debt and equity securities            34,592      34,605      23,345       23,324

State and municipal obligations                                 32,907      33,929      22,416       23,236
                                                             ---------   ---------   ---------    ---------

         Total investment securities                         $ 142,496     144,169   $ 118,537      119,431
                                                             =========   =========   =========    =========


         The following table shows the contractual maturities of investment securities, based on their estimated fair value, at December 31, 1999 (in thousands) and the weighted average yields of securities. The yields on state and municipal securities are computed on a taxable equivalent basis using the statutory federal income tax rate of 34%.

                                                         U.S.
                                                       Treasury &      State
                                                       Government       and
                                                        Agencies      Municipal      Total
                                                        --------      ---------      -----

Within one year                             -amount       11,342        1,990        13,332
                                            -yield          6.24%        8.00%

After one  year but within five years       -amount       68,677       13,780        82,457
                                            -yield          6.23%        6.52%

After five but within 10 years              -amount       24,450       17,667        42,117
                                            -yield          6.39%        6.78%

After 10 Years                              -amount          892        7,414         8,306
                                            -yield          6.36%        6.59%

LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to types of loans ( Dollars in thousands):

                                                              December 31,
                                                              ------------
                                        1999         1998          1997         1996        1995
                                        ----         ----          ----         ----        ----
Real estate loans                    $ 211,127      190,071      193,424      161,489      137,244
Commercial loans                        62,011       59,719       60,929       53,836       53,989
Consumer loans                          23,851       26,738       35,122       39,102       40,595
Other loans                             29,767       29,363       28,081       24,214       14,362
                                     ---------    ---------    ---------    ---------    ---------

Total loans                            326,756      305,891      317,556      278,641      246,190
Less: Unearned discounts and
      deferred loan fees                  (212)        (294)        (413)        (393)        (387)
      Allowance for loan losses         (7,098)      (7,119)      (6,984)      (6,778)      (6,614)
                                     ---------    ---------    ---------    ---------    ---------

Net loans                            $ 319,446      298,478      310,159      271,470      239,189
                                     =========    =========    =========    =========    =========

ANALYSIS OF INTEREST RATE SENSITIVITY

         The following table includes a listing of earning assets and interest bearing liabilities and the distribution according to the earliest repricing opportunity or remaining maturity at December 31,1999. Also, included are the related periodic and cumulative gaps for each period.

                                                                               One          Over
                                                                               Year      Five Years
                                                             Within One     Through     and Non-Rate
                                                               Year        Five Years    Sensitive       Total
                                                               ----        ----------    ---------       -----
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS:
Total loans                                                  $ 105,877       156,428        64,451      326,756
Taxable investment securities                                   11,342        68,677        27,548      107,567
Nontaxable investment securities                                 1,990        13,780        25,081       40,851
Federal funds sold and deposits in banks                         2,370          --            --          2,370
                                                             ---------     ---------     ---------    ---------
Total earning assets                                           121,579       238,885       117,080      477,544
                                                             ---------     ---------     ---------    ---------
INTEREST-BEARING LIABILITIES:
Transaction accounts (a)                                       111,535          --            --        111,535
Savings deposits                                                30,021          --            --         30,021
Time deposits                                                  167,255        31,987          --        199,242
Federal funds purchased and securities sold under
   agreements to repurchase                                     15,958          --            --         15,958
FHLB advances                                                     --          11,081          --         11,081
Capital lease obligations                                           39          --            --             39
                                                             ---------     ---------     ---------    ---------
Total interest-bearing liabilities                             324,808        43,068          --        367,876
Noninterest-bearing funds                                         --            --          96,031       96,031
                                                             ---------     ---------     ---------    ---------
Total interest-bearing and noninterest-bearing funds           324,808        43,068        96,031      463,907
                                                             ---------     ---------     ---------    ---------
GAP SUMMARY
Periodic net earning assets                                  $(203,229)      195,817        21,049       13,637
                                                             =========     =========     =========    =========
Ratio of earning assets to interest-bearing liabilities
   and noninterest-bearing funds                                  37.4%        554.7%        121.9%       102.9%
                                                             =========     =========     =========    =========
Cumulative net earning assets                                $(203,229)       (7,412)       13,637       13,637
                                                             =========     =========     =========    =========
Cumulative ratio of earning assets to interest-
   bearing liabilities and noninterest-bearing funds              34.4%         98.0%        102.9%       102.9%
                                                             =========     =========     =========    =========
(a) Includes NOW and  money market accounts

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

RISK ELEMENTS IN THE LOAN PORTFOLIO

         The following table represents information concerning outstanding balances of nonperforming loans at December 31, 1999, 1998, 1997, 1996 and 1995. Nonperforming loans comprise: (a) loans on which recognition of interest income has been discontinued ("nonaccrual loans"); (b) loans contractually past due 90 days or more as to interest or principal payments which are still accruing interest ("past-due loans"); and (c) loans, the terms of which have been renegotiated to provide for an extension of the original payment period and/or a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("restructured loans"):

                                 Nonaccrual      Past-Due      Restructured
                                   Loans          Loans            Loans         Total
                                   -----          -----            -----         -----
                                                (Dollars in thousands)

December 31, 1999                 $1,036           140               --          1,176

December 31, 1998                 $  900           499               --          1,399

December 31, 1997                 $  323           504               --            827

December 31, 1996                 $  449           551               49          1,049

December 31, 1995                 $  507           201               52            760



The components of nonperforming loan categories at December 31,1999 are presented below (in thousands)

                            Nonaccrual     Past-Due     Restructured
                              Loans         Loans          Loans           Total
                              -----         -----          -----           -----

Real estate loans             $  882           125            --           1,007
Commercial loans                  85          --              --              85
Consumer loans                    69            15            --              84
                              ------        ------        --------        ------
Total                         $1,036           140            --           1,176
                              ======        ======        ========        ======

         Loans on which the accrual of interest has been discontinued are designated as nonaccrual when doubt exists as to the full, timely collection of interest or principal. Income on such loans is then recognized only to the extent that cash is received in excess of required principal payments and if the future collection of principal is probable. Interest earned not yet collected at the date of placement into nonaccrual is reversed from earnings in the period in which the nonaccrual status is established. Interest accruals are recorded on such loans only when they are fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans, which would have been reported on an accrual basis, amounted to approximately $101,000, $98,000, and $108,000, in 1999, 1998, and 1997,
respectively, which was included in earnings only when collected. Nonaccrual loan interest collected and reported in earnings was approximately $4,000, $34,000 and $28,000 for 1999, 1998 and 1997, respectively.

OTHER REAL ESTATE

         Set forth below is a schedule of other real estate at December 31, 1999, 1998, 1997, 1996 and 1995, respectively: (Dollars in thousands)

                                          Loans Transferred To   Premises Transferred To
                            Other           Other Real Estate       Other Real Estate
                         Real Estate        During the Period       During the Period
      Date                 Balance                Ended                   Ended

December 31, 1999           $    83                 89                       0
December 31, 1998           $   241                292                       0
December 31, 1997           $   191                  0                     191
December 31, 1996           $     0                  0                       0
December 31, 1995           $    25                 90                       0

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

         Other assets of approximately $191,000 were reclassified as other real estate during 1997. The other assets had been banking premises in previous years and transferred to other assets during 1996 and subsequently written down by approximately $20,000 to its estimated net realizable value.

         Of the $292,000 in loans transferred to other real estate in 1998, there were three construction loans. Subsequent to being transferred to ORE, two of the construction loan properties booked at approximately $187,000 were sold for an approximate total of $203,000, which resulted in a gain of approximately $16,000. The old Taylorsville Branch Building, which was in ORE at the beginning of the year for approximately $55,000, was sold for approximately $65,000 resulting in a gain of approximately $10,000. The properties remaining in ORE at December 31, 1998 were the remaining construction loan of approximately $105,000 and the old Fairmount Branch of approximately $136,000, for a total of approximately $241,000.

         Of the $89,000 in loans transferred to other real estate in 1999, there is one piece of real estate, which has been subsequently written down to the carrying value of $83,000 as of December 31, 1999. The carrying value of the other real estate is not anticipated to cause a material effect on future results of operations as a result of its disposition.

SUMMARY OF LOAN EXPERIENCE

                                                                                Year Ended December 31,
                                                                                ----------------------
                                                             1999            1998          1997         1996          1995
                                                             ----            ----          ----         ----          ----
                                                                                (Dollars in thousands)

Average amount of net loans outstanding                 $    301,779         302,205        285,444        255,043        236,985
                                                          ===========    ============    ===========    ===========     ==========
Amount of reserve for possible loan losses
         at beginning of period                         $      7,119           6,984          6,778          6,614          6,566
                                                          -----------    ------------    -----------    -----------     ----------
Amount of loans charged off during period:
         Real estate loans                                         7             165            102            157            171
         Commercial loans                                        203             609            528            540            466
         Consumer loans                                          149             145            525            202            569
         Other loans                                               -               -              -              -              -
                                                          -----------    ------------    -----------    -----------     ----------
                  Total loans charged off                        359             919          1,155            899          1,206
                                                          -----------    ------------    -----------    -----------     ----------

Amount of recoveries during period:
         Real estate loans                                        15              46            108             58            117
         Commercial loans                                        207             332            256            409            767
         Consumer loans                                          116             176            197            200            370
         Other loans                                               -               -              -              -              -
                                                          ----------     -----------     -----------    -----------     ----------
         Total loans recovered                                   338             554            561            667          1,254
                                                          -----------    ------------    -----------    -----------     ----------

Net loans (recovered) charged off during period                   21             365            594            232           (48)
                                                          -----------    ------------    -----------    -----------     ----------

Additions to reserve for possible loan losses
         charged to operations                                     -             500            800            396              -
                                                          -----------    ------------    -----------    -----------     ----------
Amount of reserve for possible loan losses
         at end of period                               $      7,098           7,119          6,984          6,778          6,614
                                                          ===========    ============    ===========    ===========     ==========
Ratio of net (recoveries) charge-offs during
         period to average net loans outstanding
         for the period                                         .01%            .12%           .21%           .09%         (.02%)
                                                          ===========    ============    ===========    ===========     ==========

Ratio of reserve for possible loan losses
         at period end to:
         Total loans outstanding at period end                 2.17%           2.33%          2.20%          2.44%          2.69%
                                                          ===========    ============    ===========    ===========     ==========
         Nonperforming assets at period end <F1>             563.78%         434.09%        686.05%        646.14%        842.55%
                                                          ===========    ============    ===========    ===========     ==========

         <F1> Nonperforming assets included nonperforming loans and other real estate

ALLOCATION OF ALLOWANCE FOR PROBABLE LOAN LOSSES

         The allowance is based upon management's analysis of the portfolio under current and expected economic conditions. This analysis includes a study of loss experience, a loan-by-loan review each month of all loans $50,000 or more at Northwest Bank, a review of delinquencies and an estimate of the loss in view of the risk characteristics of the portfolio. The loan-by-loan review for Hardwick Bank covers all consumer purpose loans over $5,000 unsecured and $25,000 secured and all commercial loan concentrations over $200,000 unsecured or secured. Hardwick has strict loan underwriting standards which are carried out by lending personnel and monitored by a loan review officer who has no loan origination responsibilities. The purpose of the loan review function is to determine the adequacy of the allowance and related provision for loan losses to be reported by Hardwick.

         The review process described above places emphasis on nonperforming and past-due loans and is designed to identify probable charges to the allowance for loan losses as well as to determine the adequacy of the reserve.

         The allocation of the allwance for loan loss is arrived at by using the problem loan list at each of Hardwick's subsidiary banks, by assigning ratings to the problem loan list as OAEM, "other assets especially mentioned", Substandard and Doubtful. The ratings are identical to the ratings used by bank regulatory authorities for credits, which are classified during their examinations. Each of the loans on the problem loan list is categorized by classification and the sum of the classification, i.e., Real estate, Commercial, Consumer and Other loans, is added to determine the amount of the allowance for loan loss allocated to each classification. The remainder of the allowance for loan loss not allocated is for the coverage of loan losses which have not been either specifically identified by management or by the regulatory examination processes, and relate to downturns in the economy and concentrations of credit in specific industries. The allocation of the allowance for loan loss is reviewed and approved by the Board of Directors of each bank on a quarterly basis. With the current procedures in place, management believes that the allocation has been reasonably applied to the respective loan categories:

(DOLLARS IN THOUSANDS)

                            December 31, 1999             December 31, 1998          December 31, 1997
                            -----------------             -----------------          -----------------
                                           % of                       % of                       % of
                                          Loans in                   Loans in                   Loans in
                           Amount         Category       Amount      Category        Amount     Category
                           ------         --------       ------      --------        ------     --------
Real estate loans       $     2,271         65%           2,324          62%         2,370         61%
Commercial loans              1,490         19%           1,505          20%         1,036         19%
Consumer loans                1,632          7%           1,433           9%         1,309         11%
Other loans                     496          9%             549           9%           124          9%
Unallocated                   1,209         N/A           1,308          N/A         2,145         N/A
                           ---------    --------        --------     --------     ---------    --------

         Total          $     7,098        100%           7,119         100%         6,984        100%
                            ========    ========        ========     ========     =========    ========

                              December 31, 1996            December 31, 1995
                              -----------------            -----------------
                                           % of                         % of
                                          Loans in                     Loans in
                            Amount         Category       Amount       Category

Real estate loans       $    1,043         59%             1,453           56%
Commercial loans             2,241         19%             2,304           22%
Consumer loans               1,641         14%               993           16%
Other loans                      -          8%               186            6%
Unallocated                  1,853         N/A             1,678           N/A
                          ---------    --------         ---------      --------

Total                   $    6,778        100%             6,614          100%
                          =========    ========         =========      ========

         The loan loss allowance decreased by approximately $21,000 for the year ended December 31, 1999, to approximately $7,098,000, from approximately $7,119,000 at December 31, 1998. The change in nonperforming loans from approximately $1,399,000 to approximately $1,176,000 was an decrease of approximately 15.9%. Loans outstanding as a whole increased approximately $20,865,000, or 6.8%. The decrease in the nonperforming loans is reflected in the decrease in the allowance for the year ended December 31, 1999. Nonaccrual loans increased approximately $136,000 while past due loans decreased approximately $358,000. Allocations have been made for the concentrated work force within the tufted carpet industry and the loss precipitated by consolidation, which is occurring in the tufted carpet industry, resulting in increased unemployment.

         The loan loss allowance allocated to real estate loans decreased by approximately $53,000 during 1999, a decrease of approximately 2.3%. The loan loss allowance allocated to commercial loans decreased approximately $15,000 during 1999, a decrease of approximately 1.0%. The loan loss allowance allocated to consumer loans increased by approximately $199,000 during 1999, an increase of approximately 13.9%. The loan loss allowance allocated to other loans decreased approximately $53,000 during 1999, a decrease of approximately 9.7%. The allowance for loan loss allocated to real estate, commercial, and other loans were decreased due to grade changes within the individual categories. The increase in the allowance for loan loss allocated to consumer loans is due principally to the change in grades for loans within that category. The concentrated work force in the tufted carpet industry had the majority of the effect on those increases. The level of the allowance for loan loss is 6 times the level of nonperforming loans at December 31, 1999. The level of the allowance for loan loss of 2.33% at December 31, 1999, is 236.6 times greater than the .01% of net charge-offs, which is computed as a percent of average net-loans outstanding for the year ended December 31, 1999. The Board of Directors of the Registrant and the Banks along with management of the Banks are of the opinion that because a concentrated industry has such a large percentage of the market area workforce employed, slight downturns in the economy have significant effects on its customers to result in their inability to pay principal and interest on their loans.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

(Dollars in thousands)
                                               Over one
                                  One year   year through    Over
Loan Category <F1> <F2> <F3>      or less     five years   Five years    Total
----------------------------      -------     ----------   ----------    -----

Real estate                       $ 45,298      106,376       59,453    211,127

Commercial                          33,739       26,051        2,221     62,011

Consumer and other loans            26,840       24,001        2,777     53,618
                                  --------     --------     --------   --------

         Total                    $105,877      156,428       64,451    326,756
                                  ========     ========     ========   ========

Loans due after one year:

Having predetermined interest rates        $  175,722

Having floating interest rates                 45,157
                                             ---------

         Total                             $  220,879
                                             =========
[FN]
<F1>  Scheduled  repayments  are reported in the maturity  category in which the payment is due.
<F2> Demand loans having no stated schedule of repayments and no stated maturity as well as overdrafts are included in the due in one year or less category.
<F3>  Determination  of maturities is based on contract terms.  The Registrant's subsidiary banks have loans, which from time to time are rolled over, the approval of which is generally made at the original approval date of the credit. If handled as a change in terms, the credit is subject to the same review and approval process as a new credit. Maturities are revised when a loan is rolled over.

DEPOSITS

The average amounts of deposits for the years indicated are presented below:

(Dollars in thousands)
                                               1999       1998       1997
                                           --------   --------   --------

Noninterest-bearing demand deposits        $ 95,454     89,216     83,956
                                           --------   --------   --------

Interest-bearing demand and
   money market deposits                    111,940    100,398     93,698

Savings deposits                             30,890     29,581     29,144

Time deposits                               198,944    205,103    193,825
                                           --------   --------   --------

   Total interest-bearing deposits          341,774    335,082    316,667
                                           --------   --------   --------

   Total average deposits                  $437,228    424,298    400,623
                                           ========   ========   ========


MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

The maturity of time deposits of $100,000 or more as of December 31,1999 are presented below (in thousands):

3 months or less                                                   $     23,366
Over 3 months through 6 months                                           17,264
Over 6 months through 12 months                                          15,304
Over 12 months                                                            4,996
                                                                      ----------

         Total Outstanding                                         $     60,930
                                                                      ==========

RETURN ON EQUITY AND ASSETS

Certain financial ratios are presented below:

                                                      Years ended December 31,
                                                      ------------------------
                                                       1999       1998       1997
                                                    -------    -------    -------
Return on average assets                               .67%      1.03%      1.13%
                                                    =======    =======    =======

Return on average equity                              6.21%      9.55%     10.55%
                                                    =======    =======    =======

Dividend payout ratio-based on dividends declared    71.99%     40.53%     32.34%
                                                    =======    =======    =======

Average equity to average assets                     10.75%     10.75%     10.71%
                                                    =======    =======    =======

ITEM 7 (a):  MARKET RISK MANAGEMENT

         In January 1997, the Securities and Exchange Commission adopted new rules that require quantitative and qualitative disclosures of market risk for financial instruments. The quantitative market risk disclosures must be classified between financial instruments entered into for trading purposes and all other financial instruments. As of December 31, 1999, the Company holds no financial instruments for trading purposes.

         Through the normal course of its business activities, the Company is exposed to interest rate risk. Fluctuations in interest rates may result in changes in the fair values of the Company's financial instruments, cash flows, and net interest income. The Company's asset liability management process is designed to manage its exposure to interest rate risk in order to optimize the Company's financial position, liquidity, and net interest income, while maintaining a relatively neutral position to interest rate changes. The Company structures the mix, rates, and maturities of its financial instruments in order to maintain an acceptable level of interest rate risk. The Company uses a simulation modeling process to evaluate and measure its interest rate sensitivity. The simulations incorporate assumptions about balance sheet changes, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on the Company's financial position, liquidity, and earnings. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. Senior management regularly reviews the overall interest rate risk position and asset liability management strategies.

         On December 31, 1999, the interest rate risk position of the Company was relatively neutral as the impact of an instantaneous increase or decrease in interest rates of 100 basis points would have caused net interest income to change in a converse direction of the interest rate change by approximately $36,000 or .16%. This variance is compared to projected net interest income if rates remain stable. These simulated computations should not be relied upon as indicative of actual future results. Furthermore, the computations do not contemplate certain actions that management could undertake in response to future changes in interest rates.

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

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of the Registrant, their respective ages, directorships in any publicly owned companies, positions held by each with the Registrant, their principal occupations and the number of shares of the Registrant's common stock owned beneficially by each director and executive officer as of March 27, 2000 are as follows. Except as otherwise indicated, each director and executive officer has been or was engaged in his present or last principal employment, in the same or a similar position for more than five years. Unless otherwise stated, percentages of shares beneficially owned are based on 4,211,496 shares outstanding on March 27, 2000.

                                                                                     Number of Shares Owned
Name (Age) and Business Background                                                     (Percent of Class)
----------------------------------                                                     ------------------
Thomas H. Bond (70)                                                                       1,000      *
    Director of Hardwick since April 1988; Director of Northwest Bank since
    January 1988; retired banker.

Kenneth E. Boring (75)                                                                1,660,000   (39.4%) <F1>
    Chairman and Chief Executive Officer of Hardwick since March 1981;
    Hardwick Bank since May 1984 and, since 1986, Chairman of
    Northwest Bank; Partner in Boring and Boring, which is engaged in real estate investment; Partner in Boring, Boring, and Minor, which is engaged in real estate investment.

James M. Boring, Jr. (78)                                                             1,125,063   (26.7%) <F2>
    President and Director of Hardwick since March 1981; Director of
    Hardwick Bank since February 1977; Director of Northwest Bank since 1986
    Boring, which is engaged in real estate investment; Partner in Boring,
    Boring and Minor, which is engaged in real estate investment.

Wayne R. Broaddus (66)                                                                    5,307      * <F3>
    Director of Hardwick since December 1994; President & CEO of
    Associated Aggregates International, Inc.

Robert M. Chandler (51)                                                                  59,530    (1.4%) <F4>
    Director of Hardwick from February 1985 through March 1988, and since
    February 1989;Director of Hardwick Bank since December 1985; Vice
    President, Queen Carpet Corp. (Patcraft Division), a
    Manufacturer of carpet.

Richard R. Cheatham (56)                                                              1,595,300   (37.9%) <F5>
    Director of Hardwick since February 1995; Vice Chairman of
    Hardwick since April 1995; Partner, Kilpatrick Stockton LLP,
    Attorneys at Law.

J. C. Maddox (68)                                                                         1,500      *
    Director of Hardwick since October 1999;
    Director of Northwest Bank since October 1981; Attorney

Norman D. McCoy (59)                                                                      5,860      *
    Director of Hardwick since March 1981; Director Hardwick Bank since 1969
    President and Chief Executive Officer of Dalton Supply Co.,
    Inc., a wholesale distributor of industrial supplies.

Marshall R. Mauldin (54)                                                                 69,280    (1.7%) <F6>
    Director of Hardwick since March 1981; President, Chief
    Executive Officer and Director of Hardwick Bank since
    January 1990; Director and Executive Vice President of Hardwick Bank
    From 1979 through 1986
    Executive Vice President and Director of Northwest Bank from July
    1986 through December 1989.

Charles D. Miller (56)                                                                    5,000      *
    Director of Hardwick since 1999; Director of Northwest Bank since
    1987; Retired Carpet Manufacturing Executive.




Michael Robinson (50)                                                                    60,600    (1.4%) <F7>
    Executive Vice President of Hardwick since 1990;
    Secretary, Treasurer and Director of Hardwick
    since 1986 and Director of Hardwick Bank since 1988;
    Vice President of Hardwick Bank from 1981 through 1989.
    Director of Northwest Bank since 1987.

G. Milton Stewart (63)                                                                    1,000      *
    Director of Hardwick since 1999, Director of Northwest Bank since
    1988; self-employed in real estate development.

Stanley A. Crawford (56)                                                                 12,500      *
    Executive Vice President of Hardwick Bank since
    September 1992, Director since 1999.

All Executive Officers and Directors as a Group                                       3,007,140   (71.4%)
         (13 Persons)
------------------------------

*        Represents less than one percent of class.

<F1>     Includes 670,400 shares owned directly;  14,600 shares owned through an
         Individual Retirement Account ("IRA"); 881,700 shares owned by a family trust of which Mr. Boring serves as Trustee and has sole voting power; 28,100 shares owned by Mr. Boring as custodian for his daughters and 65,200 shares owned by his wife.

<F2>     Includes 1,069,306 shares owned directly; 3,257 shares owned through an
         IRA and 52,500 shares owned by his wife.

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

<F6>     Includes  33,360 shares owned  directly and 420 shares owned through an
         IRA and 35,500 shares under a restricted stock award agreement.

<F7>     Includes  25,100  shares  owned  directly  and  35,500  shares  under a restricted stock award agreement.

---------------------------
Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified. The executive officers are elected by the Board of Directors and serve at the will of the Board. There are no family relationships among executive officers and directors except for James M. Boring, Jr. and Kenneth E. Boring, who are brothers.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION

         There is shown below information concerning the annual and long term compensation for services in all capacities to the Corporation for the fiscal years ended December 31, 1999, 1998, and 1997, of those persons who were at December 31,1999, (1) the Chief Executive Officer, and (2) the four other most highly compensated officers of Hardwick and its subsidiaries whose total salary and bonuses during 1999, exceeded $100,000 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                  Annual Compensation
                                                     --------------------------------------------       All Other
   Name & Principal Position                         Year        Salary        Bonus      Other       Compensation
   -------------------------                         ----        ------        -----      -----       ------------
   Kenneth E. Boring                                 1999      $ 120,000   $  31,200    $ 86,446        $11,378
            Chairman of the Board and Chief          1998        120,000      26,400      33,791         10,178
            Executive Officer, Hardwick              1997        120,000      25,200      29,424         10,094

   James M. Boring, Jr.                              1999      $  90,000   $  22,950    $ 26,047         $9,338
            President, Hardwick                      1998         90,000      19,800      21,975          7,637
                                                     1997         90,000      18,900      24,688          7,714


   Marshall R. Mauldin                               1999      $ 120,000   $  33,600    $ 33,058        $11,150
            President & CEO, Hardwick Bank           1998        120,000      26,400      18,731         10,165
                                                     1997        120,000      25,200      18,146         10,094

   Michael Robinson                                  1999      $ 120,000   $  31,200    $ 40,866        $11,443
            Executive Vice President and             1998        120,000      26,400      24,027         10,340
            CFO, Hardwick                            1997        120,000      25,200      23,249         10,256

   Stanley A. Crawford                               1999      $  96,000   $  26,880    $ 47,455         $9,964
                Executive Vice President             1998         96,000      23,040      20,334          7,696
                Hardwick Bank                        1997         93,000      21,390      20,267          7,695

OPTIONS, EXERCISES AND FISCAL YEAR-END VALUES

         During January 1999, named officers Marshall R. Maudlin and Michael Robinson, each exercised 6,250 shares at $16.25 per share which had been granted in 1994 under the 1993 plan. During January 1999, an employee who has since left the Company, exercised 6,250 shares at $16.25 per share which had been granted in 1994 under the 1993 plan. There are no other stock options outstanding under any plans to be granted as of December 31, 1999.

         During 1994, the Company approved a restricted stock award agreement covering Marshall R. Mauldin and Michael Robinson. The provisions include awards of up to 40,000 shares each in stock of the Registrant over a ten year period based upon financial performance of the Registrant. The awards began in 1995 and as of March 27, 2000, the award of 35,500 shares each has been made to each of the named officers. The named officers will have voting rights and receive the payment of shareholder dividends on each share, however each certificate awarded is restricted from transfer for a period of ten years. The plan provides that in the event there is a change in control of ownership of the Registrant, the named officers covered under the restricted stock award agreement have a nonforfeitable right to that stock subject to certain limitations.

         The vested shares in the plans as discussed above and the awards granted as of March 27, 1999, have been included in the ownership section above for the purposes of stock percentage ownership by directors and executive officers.

DIRECTOR COMPENSATION

         During 1999, each non-employee director of Hardwick was paid $800 for regular and $400 for committee meetings attended for their services as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides the number of shares and percentage of outstanding shares of the Registrants' common stock which were owned at March 27,1999, by each person known to the Registrant to own beneficially more than 5% of the Registrant's common stock. Percentages of shares beneficially owned are based on 4,211,496 shares outstanding at March 27, 1999. For information concerning beneficial ownership of the Registrant's common stock by directors and management, see Item 10 above.


                                       Number of       Percent of
    Name and Address of               Shares Owned        Class
    -------------------               ------------        -----

Kenneth E. Boring                      1,660,000       39.4% <F1>
314 N. Selvidge Street
Dalton, Ga.  30720

James M. Boring, Jr.                   1,125,063       26.7% <F2>
314 N. Selvidge Street
Dalton, Ga.  30720

Boring Family Trust                      881,700       20.9% <F3>
314 N. Selvidge Street
Dalton, Ga.  30720

Richard R. Cheatham                    1,595,300       37.9% <F4>
1100 Peachtree Street, Suite 2800
Atlanta, Georgia  30309
--------------------------------------
[FN]
<F1> Includes 670,400  shares owned  directly;  14,600  shares owned  through an
Individual Retirement Account (IRA); 881,700 shares owned by a family trust which Mr. Boring serves as trustee and has sole voting power; and 28,100 shares owned by Mr. Boring as custodian for his daughters and 65,200 shares owned by his wife.

<F2> Includes  1,069,306  shares owned  directly;  3,257 shares owned through an
IRA; and 52,500 shares owned by Mr. Boring's wife.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Registrant and it subsidiary banks have had, and expect to have in the future, banking transactions in the ordinary course of business with directors and officers of the Registrant and their associates, including corporations in which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectibility or presented unfavorable features. Loans to executive officers and directors and related parties represented 26.8% of total shareholders equity of Hardwick at December 31, 1999. See Note 12 in the notes to consolidated financial statements of the Company.


ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements.
            ---------------------

         The following financial statements and notes thereto of the Registrant are incorporated by reference into Item 8 of this report:

         Report of Independent Public Accountants

         Consolidated Balance Sheets--December 31, 1999 and 1998.

         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

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

         27 Financial Data Schedule (for SEC use only).

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

                    HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998, AND 1997



                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----

Report of Independent Public Accountants                                             F-1


Financial Statements
         Consolidated Balance Sheets--December 31, 1999 and 1998                     F-2

         Consolidated Statements of Income for the Years Ended December 31,
         1999,  1998, and 1997                                                       F-3

         Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1999, 1998, and 1997                                     F-4

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 1998, and 1997                                           F-5


Notes to Consolidated Financial Statements
          1.   Summary of Significant Accounting Policies                            F-7
          2.   Investment Securities                                                 F-10
          3.   Loans and Allowance for Loan Losses                                   F-11
          4.   Premises and Equipment                                                F-12
          5.   Time Deposits                                                         F-12
          6.   Federal Home Loan Bank ("FHLB") Advances and Revolving
               Line of Credit                                                        F-13
          7.   Income Taxes                                                          F-13
          8.   Stock Plans                                                           F-14
          9.   Employee Benefit Plans                                                F-15
         10.   Limitation on Subsidiary Dividends                                    F-15
         11.   Regulatory Requirements                                               F-16
         12.   Related-Party Transactions                                            F-16
         13.   Financial Instruments With Off-Balance Sheet Risk and
               Concentrations of Credit Risk                                         F-17
         14.   Contingencies                                                         F-18
         15.   Fair Values of Financial Instruments                                  F-18
         16.   Comprehensive Income                                                  F-19
         17.   Segment Information                                                   F-20
         18.   Hardwick Holding Company (Parent Company Only) Financial
               Information                                                           F-22
         19.   Merger Agreement                                                      F-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







TO HARDWICK HOLDING COMPANY:


We have audited the accompanying consolidated balance sheets of HARDWICK HOLDING COMPANY (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hardwick Holding Company and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.






ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 18, 2000

                    HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                    (Dollars in Thousands, Except Par Value)


                                     ASSETS

                                                                     1999        1998
                                                                     ----        ----
CASH AND DUE FROM BANKS                                           $  23,545    $  25,305

FEDERAL FUNDS SOLD                                                    2,370       43,648
                                                                   --------     --------
              Total cash and cash equivalents                        25,915       68,953

INVESTMENT SECURITIES, available for sale                           148,418      144,169

LOANS, net                                                          319,446      298,478

PREMISES AND EQUIPMENT, net                                          15,158       15,277

ACCRUED INTEREST RECEIVABLE                                           5,048        4,184

EXCESS OF COST OVER FAIR VALUE OF SUBSIDIARIES ACQUIRED, net          3,400        3,978

OTHER ASSETS                                                          3,927        1,881
                                                                   --------     --------
              Total assets                                        $ 521,312    $ 536,920
                                                                   ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUity

DEPOSITS:
    Noninterest-bearing                                           $  96,031    $ 102,027
    Interest-bearing                                                340,798      340,509
                                                                   --------     --------
              Total deposits                                        436,829      442,536

FEDERAL FUNDS PURCHASED                                               5,000            0

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                       10,958       25,209

CAPITAL LEASE OBLIGATION                                                 39          264

FEDERAL HOME LOAN BANK ADVANCES                                      11,081        8,156

OTHER LIABILITIES                                                     4,332        4,638
                                                                   --------     --------
              Total liabilities                                     468,239      480,803
                                                                   --------     --------
COMMITMENTS AND CONTINGENCIES (Notes 4, 6, 11, 13, 14, and 19)

STOCKHOLDERS' EQUITY:
    Common stock, $.50 par value; 10,000,000 shares authorized,
       4,197,496 and 4,187,746 shares issued and outstanding at
       December 31, 1999 and 1998, respectively                       2,099        2,094
    Additional paid-in capital                                       20,630       20,479
    Retained earnings                                                34,373       33,406
    Accumulated other comprehensive (loss) income                    (3,244)       1,104
    Deferred compensation                                              (785)        (966)
                                                                   --------     --------
              Total stockholders' equity                             53,073       56,117
                                                                   --------     --------
              Total liabilities and stockholders' equity          $ 521,312    $ 536,920
                                                                   ========     ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                 HARDWICK HOLDING COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                (In Thousands, Except Net Income Per Share Data)

                                                                1999       1998        1997
                                                                ----       ----        ----
INTEREST INCOME:
   Interest and fees on loans                                  $27,041    $28,698     $27,578
   Interest on investment securities:
      Taxable                                                    7,374      6,503       5,820
      Nontaxable                                                 1,597      1,197       1,105
   Interest on federal funds sold                                  689        862         685
   Other                                                             6          8           8
                                                                ------     ------      ------
            Total interest income                               36,707     37,268      35,196
                                                                ------     ------      ------
INTEREST EXPENSE:
   Interest on deposits                                         13,608     15,154      14,232
   Interest on federal funds purchased and securities
      sold under agreements to repurchase                          491        224         205
   Interest on other borrowings                                    495        460         226
                                                                ------     ------      ------
            Total interest expense                              14,594     15,838      14,663
                                                                ------     ------      ------
NET INTEREST INCOME                                             22,113     21,430      20,533

PROVISION FOR LOAN LOSSES                                            0        500         800
                                                                ------     ------      ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             22,113     20,930      19,733
                                                                ------     ------      ------
NONINTEREST INCOME:
   Service charges on deposit accounts                           2,657      2,589       2,711
   Securities (losses) gains, net                               (1,047)       189          71
   Trust department income                                         542        467         430
   Other noninterest income                                      1,909      1,680       3,610
                                                                ------     ------      ------
            Total noninterest income                             4,061      4,925       6,822
                                                                ------     ------      ------
NONINTEREST EXPENSE:
   Salaries and employee benefits                               10,162      8,614       9,000
   Net occupancy expense                                         3,138      3,186       3,162
   Data processing expense                                       1,360      1,312       1,160
   Charitable contributions                                      1,135        106         104
   Professional fees                                               674        534         578
   FDIC insurance premiums                                          53         43          48
   Office supplies and printing                                    474        474         449
   Other noninterest expense                                     4,277      4,093       4,063
                                                                ------     ------      ------
            Total noninterest expense                           21,273     18,362      18,564
                                                                ------     ------      ------
INCOME BEFORE PROVISION FOR INCOME TAXES                         4,901      7,493       7,991

PROVISION FOR INCOME TAXES                                       1,449      2,406       2,765
                                                                ------     ------      ------
NET INCOME                                                       3,452    $ 5,087     $ 5,226
                                                                ======     ======      ======

NET INCOME PER SHARE:
   Basic                                                         $0.83      $1.27       $1.32
                                                                ======     ======      ======

   Diluted                                                       $0.83      $1.26       $1.29
                                                                ======     ======      ======

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                         4,139      4,009       3,973
                                                                ======     ======      ======

   Diluted                                                       4,167      4,033       4,047
                                                                ======     ======      ======

THE ACCOMPANYING  NOTES ARE AN INTEGRAL PART OF THESE  CONSOLIDATED  STATEMENTS.

                    HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                  (Dollars in Thousands, Except Per Share Data)

                                                                                    Accumulated
                                                                                       Other
                                                             Additional            Comprehensive
                                                  Common       Paid-In   Retained     Income       Treasury     Deferred
                                                   Stock      Capital    Earnings     (Loss)        Stock     Compensation   Total
                                                   -----      -------    --------     ------        -----     ------------   -----
BALANCE, December 31, 1996                        2,063     $20,233      $26,845      $   324      $(2,289)      $(199)     $46,977

  Comprehensive income:
    Net income for 1997                               0           0        5,226            0            0           0
    Change in unrealized gain on securities
      available for sale, net of taxes                0           0            0          266            0           0
        Total comprehensive income                                                                                            5,492
  Cash dividends, $.42 per share                      0           0       (1,690)           0            0           0       (1,690)
  Issuance of 36,000 shares of restricted
    common stock                                     18         702            0            0            0        (720)           0
  Amortization of compensation element of
    restricted stock                                  0           0            0            0            0          99           99
  Purchase of 13,733 shares of treasury stock         0           0            0            0         (275)          0         (275)
                                                 ------     -------      -------       ------      -------       -----      -------
BALANCE, December 31, 1997                        2,081      20,935       30,381          590       (2,564)       (820)      50,603

  Comprehensive income:
    Net income for 1998                               0           0        5,087            0            0           0
    Change in unrealized gain on securities
      available for sale, net of taxes                0           0            0          514            0           0
        Total comprehensive income                                                                                            5,601
  Cash dividends, $.50 per share                      0           0       (2,062)           0            0           0       (2,062)
  Issuance of treasury stock and 11,605
    shares of common stock in connection
     with exercise of stock options                   5        (748)           0            0        2,564           0        1,821
  Issuance of 15,000 shares of restricted stock       8         292            0            0            0        (300)           0
  Amortization of compensation element of
    restricted stock                                  0           0            0            0            0         154          154
                                                 ------     -------      -------       ------      -------       -----      -------
BALANCE, December 31, 1998                        2,094      20,479       33,406        1,104            0        (966       56,117

  Comprehensive income:
    Net income for 1999                               0           0        3,452            0            0           0
    Change in unrealized loss on securities
      available for sale, net of taxes                0           0            0       (4,348)           0           0
        Total comprehensive loss                                                                                               (896)
  Cash dividends, $.60 per share                      0           0       (2,485)           0            0           0       (2,485)
  Forfeiture and retirement of 28,500
     shares of restricted stock                     (14)       (544)           0            0            0         558            0
  Issuance of 18,750 shares of common
     stock in connection with exercise
     of stock options                                 9         295            0            0            0           0          304
  Issuance of 19,500 shares of restricted stock      10         400            0            0            0        (410)           0
  Amortization of compensation element of
     restricted stock                                 0           0            0            0            0          33           33
                                                 ------     -------      -------       ------      -------       -----      -------
BALANCE, December 31, 1999                       $2,099     $20,630      $34,373      $(3,244)    $      0       $(785)     $53,073
                                                 ======     =======      =======       ======      =======       =====      =======


The accompanying  notes are an integral part of these  consolidated  statements.

                    HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                 (In Thousands)

                                                                               1999          1998           1997
                                                                               ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $  3,452      $  5,087       $  5,226
    Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                0           500            800
           Provision for depreciation and amortization                          1,991         2,143          2,534
           Amortization of deferred compensation                                   33           154             99
           Loss on disposal of premises and equipment                              58             2            193
           Premium amortization of investment securities, net                      60           162            156
           Deferred income tax benefit                                           (240)         (207)          (272)
           Securities losses (gains), net                                       1,047          (189)           (71)
           Loss (gain) on sale of other real estate                                40           (26)             0
           Increase in accrued interest receivable                               (864)         (196)          (123)
           Decrease (increase) in other assets                                    202          (143)            79
           (Decrease) increase in other liabilities                              (476)          114            (24)
                                                                              -------       -------        -------
                 Net cash provided by operating activities                      5,303         7,401          8,597
                                                                              -------       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of investment securities available for
       sale                                                                    25,101        27,666         18,245
    Proceeds from sales of investment securities available for sale            48,876        29,280         44,211
    Purchases of investment securities available for sale                     (85,921)      (80,878)       (61,404)
    Net cash flows from loans originated and principal collected on
       loans                                                                  (21,057)       10,889        (39,489)
    Proceeds from sale of other real estate                                       281           268              0
    Purchases of premises and equipment                                        (1,404)       (2,470)          (761)
    Proceeds from disposal of premises and equipment                               52           123             55
                                                                              -------       -------        -------
                 Net cash used in investing activities                        (34,072)      (15,122)       (39,143)
                                                                              -------       -------        -------

                                                                               1999          1998           1997
                                                                               ----          ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in demand deposits, NOW accounts, and
       savings accounts                                                      $ (5,996)      $35,604       $  1,337
    Net cash flows from sales (redemptions) of certificates of
       deposit                                                                    289        (2,853)        14,508
    Net increase (decrease) in federal funds purchased                          5,000             0         (2,600)
    Net (decrease) increase in securities sold under agreements to
       repurchase                                                             (14,251)        5,870         16,012
    Proceeds from (repayments of) FHLB advances                                 2,925           (75)         7,925
    Principal payments on capital lease obligation                               (225)         (208)          (196)
    Cash dividends on common stock                                             (2,315)       (2,000)        (1,447)
    Purchase of treasury stock                                                      0             0           (275)
    Proceeds from exercise of stock options                                       304         1,821              0
                                                                             --------      --------        --------
                 Net cash (used in) provided by financing activities          (14,269)       38,159         35,264
                                                                             --------      --------        --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (43,038)       30,438          4,718

CASH AND CASH EQUIVALENTS, beginning of year                                   68,953        38,515         33,797
                                                                             --------      --------        --------
CASH AND CASH EQUIVALENTS, end of year                                       $ 25,915       $68,953        $38,515
                                                                             ========      ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for:
           Interest                                                          $ 14,738       $15,701        $14,262
                                                                             ========      ========        ========

           Income taxes                                                      $  2,410       $ 2,620       $  3,011
                                                                             ========      ========        ========

           Transfer from loans to other real estate                          $     89       $   292       $      0
                                                                             ========      ========        ========

           Dividends declared but not paid                                   $    716       $   546       $    484
                                                                             ========      ========        ========




The accompanying notes are an integral part of these consolidated statements.

                    HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                   NOTES TO consolidated FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998, AND 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------

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


RECENT ACCOUNTING PRONOUNCEMENTS
      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133." This statement delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company does not hold or engage in transactions using derivative financial instruments and does not believe that adoption of the standard will have a material impact on either its balance sheet or results of operations.


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

     EXCESS OF COST OVER FAIR VALUE OF SUBSIDIARIES ACQUIRED ("GOODWILL")
         Goodwill is being amortized over various periods from 15 to 40 years. The charge to other noninterest expense for the amortization of the goodwill was $578,000 for each of the years ended December 31, 1999 and 1998 and $790,000 for 1997. At December 31, 1999 and 1998, accumulated amortization of the goodwill was $7,487,000 and $6,909,000, respectively.

      The Company evaluates the carrying value of long-lived assets to be held and used, including goodwill, when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows from such asset are less than its carrying value. No material impairments existed at December 31, 1999 or 1998, and accordingly, no losses were recognized.


LOANS AND ALLOWANCE FOR LOAN LOSSES
      Loans are recorded net of unearned discount, deferred loan fees, and an allowance for loan losses. Interest income and unearned discount are recognized over the term of the loan on a level-yield basis. Fees associated with the loan origination are deferred, net of direct incremental loan origination costs, and amortized to interest income over the contractual life of the loan using the interest method or the straight-line method, if not materially different.

      Interest income on all classifications of loans is accrued based on the outstanding principal amounts, except for those classified as nonaccrual loans. The Company's policy is to charge off any loan greater than 90 days past due. Exceptions to this policy occur when management has reason to believe some amount of the loan will be collected. At this point, the accrual of interest is discontinued. Cash receipts on nonaccrual loans are applied to reduce principal balances or are recorded as interest income, depending on management's assessment of the ultimate collectibility of the loan.

      The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb losses on existing loans that are uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the loans' collectibility. These evaluations take into consideration such factors as the balance of impaired loans (which are defined as all nonaccrual loans), changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, and review of specific problem loans. Specific provision for loan losses is made for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan's expected cash flow, the loan's estimated market price, or the estimated fair value of the underlying collateral. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known.


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
      The Company enters into sales of securities under agreements to repurchase. The securities collateralizing these agreements are controlled by the counterparty for the term of the agreement. During fiscal years 1999, 1998, and 1997, the maximum balance outstanding at anytime was $28,500,000, $25,444,000, and $19,339,000, respectively, and the average
      balance   outstanding  was   $10,821,000,   $5,066,000,   and  $3,896,000,
      respectively. Interest paid on these agreements is tiered based on the customer's account balance and the prior month's federal funds rate. The range in interest rates during 1999 was between 3.3% and 5.0%. The range in interest rates during 1998 was between 3.5% and 5.2%.


FEDERAL FUNDS PURCHASED
      The Company periodically purchases federal funds from the Federal Reserve Bank to meet its daily reserve requirement. During fiscal years 1999 and 1998, the maximum balance outstanding at anytime was $10,000,000 and $4,799,000, respectively, and the average balance outstanding was $414,000 and $81,000, respectively. The range in interest rates during 1999 was between 4.5% and 5.4%. The range in interest rates during 1998 was between 4.7% and 5.6%.


EARNINGS PER SHARE OF COMMON STOCK
      Basic and diluted weighted average shares outstanding for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):

                                                            1999        1998        1997
                                                            ----        ----        ----

        Basic weighted average shares outstanding           4,139       4,009       3,973
        Incentive stock options                                 0           4          64
        Restricted shares of common stock                      28          20          10
                                                            -----       -----       ------
        Diluted weighted average shares outstanding         4,167       4,033       4,047

      The numerator utilized in the calculation of earnings per share was the same for both basic and diluted earning per share.

RECLASSIFICATIONS
      Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.


2.     INVESTMENT SECURITIES
----------------------------
      The amortized cost, estimated fair value, and gross unrealized gains and losses in the Company's investment securities at December 31, 1999 and 1998 are as follows (in thousands):

                                                                         Gross           Gross         Estimated
                                                       Amortized       Unrealized      Unrealized         Fair
                                                     --------------  --------------  --------------  --------------
                                                          Cost           Gains           Losses          Value
1999:
    U.S. Treasury and other U.S. government
       agencies                                           $108,707       $     16        $(3,362)         $105,361
    Obligations of states and political
       subdivisions                                         42,420            174         (1,743)           40,851
    Equity securities                                        2,206              0              0             2,206
                                                          --------        -------        -------          --------
                                                          $153,333        $   190        $(5,105)         $148,418
                                                          ========        =======        =======          ========
1998:
    U.S. Treasury and other U.S. government
       agencies                                          $  74,997        $   756        $  (118)        $  75,635
    Obligations of states and political
       subdivisions                                         32,907          1,028             (6)           33,929
    Mortgage-backed securities                              32,633            105            (92)           32,646
    Equity securities                                        1,959              0              0             1,959
                                                          --------        -------        -------          --------
                                                          $142,496         $1,889        $  (216)         $144,169
                                                          ========        =======        =======          ========

      The amortized cost and estimated fair value of debt securities at December 31, 1999 by date of contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized       Estimated
                                                    Cost         Fair Value
                                                -------------    -----------

        Due in one year or less                   $  13,488      $  13,332
        Due in one year to five years                84,176         82,457
        Due in five years to ten years               44,149         42,117
        Due after ten years                           9,314          8,306
                                                   $151,127       $146,212

      Proceeds from sales of investments in debt securities during 1999, 1998, and 1997 were approximately $48,876,000, $29,280,000, and $44,221,000, respectively. Gross gains of approximately $2,000, $189,000, and $254,000 and gross losses of approximately $1,049,000, $0, and $183,000 were realized on such sales in 1999, 1998, and 1997, respectively.

      Securities with a carrying value of $97,544,000 and $78,449,000 were pledged to secure various deposits and securities sold under agreements to repurchase at December 31, 1999 and 1998, respectively.

3.     LOANS AND allowance FOR LOAN LOSSES
------------------------------------------
      At December 31, 1999 and 1998, the Company's loan portfolio consists of the following (in thousands):

                                                                                1999            1998

        Real estate loans                                                       $211,127        $190,071
        Commercial loans                                                          62,011          59,719
        Consumer loans                                                            23,851          26,738
        Other loans                                                               29,767          29,363
                      Total loans                                                326,756         305,891
        Less:
            Unearned discount                                                       (212)           (294)
            Allowance for loan losses                                             (7,098)         (7,119)
                                                                                $319,446        $298,478

      Total nonaccrual and restructured loans at December 31, 1999 and 1998 were $1,036,000 and $900,000, respectively. The gross amount of interest income that would have been recorded in 1999, 1998, and 1997 on nonaccrual and restructured loans at December 31, 1999, 1998, and 1997, if all such loans had been accruing interest at the contractual rate, was $101,000, $98,000, and $108,000, respectively, while interest income actually recognized was $4,000, $34,000, and $28,000, respectively.

      At December 31, 1999 and 1998, the recorded investment in impaired loans was $1,036,000 and $900,000, respectively, and the related valuation allowance was $198,000 and $135,000, respectively. This valuation allowance is included in the allowance for loan losses in the accompanying consolidated balance sheet, and is determined based on economic conditions, status of the borrower, and the collateral underlying the loan. The average balance of impaired loans during 1999 and 1998 was $1,028,000 and $767,000, respectively.

      A summary of transactions in the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997 is as follows (in thousands):


                                                      1999         1998         1997

Balance, beginning of year                             $7,119       $6,984       $6,778
    Provision for loan losses                               0          500          800
    Recoveries of loans previously charged off            338          554          561
    Charge-offs                                          (359)        (919)      (1,155)
Balance, end of year                                   $7,098       $7,119       $6,984

  4.     PREMISES AND EQUIPMENT
  -----------------------------
      A summary of the carrying value of premises and equipment at December 31, 1999 and 1998 is as follows (in thousands):

                                                       1999           1998

        Land and land improvements                    $  5,896       $  5,644
        Premises and improvements                       14,571         13,056
        Furniture, fixtures, and equipment               6,740          6,289
        Leasehold improvements                              23             16
        Equipment under capital lease                      980            980
        Construction in progress                            26          1,421
                                                        28,236         27,406
        Accumulated depreciation                       (13,078)       (12,129)
                                                       $15,158        $15,277

      During 1995, the Company began leasing certain computer equipment under five-year noncancelable leases expiring in 2000. The assets acquired under the lease agreements have been capitalized in the accompanying consolidated balance sheets and at December 31, 1999 and 1998 had a net book value of $28,000 and $222,000, respectively. Using an interest rate of approximately 7%, the related capital lease obligation is reflected in the accompanying consolidated balance sheets based on the present value of the future minimum lease payments. Depreciation expense of these assets under capital lease was $194,000 and $196,000 during 1999 and 1998, respectively, and is included in net occupancy expense in the accompanying consolidated statements of income.

      Future minimum lease payments during 2000 for assets under capital lease are approximately $51,000 and the present value of minimum lease payments at December 31, 1999 is approximately $39,000 with the difference of approximately $12,000 representing interest.


  5.     TIME DEPOSITS
  --------------------
      At December 31, 1999 and 1998, time deposits equal to or greater than $100,000 were approximately $60,930,000 and $56,436,000, respectively. During 1999 and 1998, the weighted average interest rate of total time deposits was 5.2% and 5.8%, respectively. As of December 31, 1999, expected maturities of total time deposits by contractual maturity date are as follows (in thousands):

                                                   Carrying
                                                    Value
                                                  ---------

                          2000                     $167,255
                          2001                       18,903
                          2002                        6,624
                          2003                        3,514
                          2004                        2,823
                                                   --------
                                                   $199,119
                                                   ========

  6.     FEDERAL HOME LOAN BANK ("FHLB") ADVANCES AND REVOLVING LINE OF CREDIT
  ----------------------------------------------------------------------------
      FNB has an agreement with the FHLB of Atlanta, under which FNB can borrow up to $21,000,000. At December 31, 1999 and 1998, the total amounts outstanding under this agreement were $11,081,000 and $8,156,000, respectively. The weighted average interest rate on FHLB advances was 5.39% and 5.46% at December 31, 1999 and 1998, respectively. Maximum borrowings during the years ended December 31, 1999 and 1998 were $11,081,000 and $8,231,000, respectively. The advances are collateralized by a blanket pledge of FNB's loans secured by 1-4 unit residential property, which at December 31, 1999 totaled approximately $22,395,000. The scheduled maturities are as follows; however, advances may be called at interim dates prior to their schedule repayment:

                 Scheduled repayment date:
                     December 18, 2002                         $  5,081,000
                     September 30, 2009                           6,000,000
                                                                -----------
                                                                $11,081,000
                                                                ===========

      The Company had an unsecured revolving line of credit of $5,000,000 (the "Revolver"), which expired during 1998. Borrowings under the Revolver were at an interest rate of LIBOR plus .6%. Interest was payable quarterly, and the Revolver was renewable on an annual basis. The Company did not have any borrowings under the Revolver during 1998.

7.     INCOME TAXES
-------------------
      The components of the provision for income taxes in 1999, 1998, and 1997 are as follows (in thousands):

                                             1999         1998         1997
                                             ----         ----         ----

        Current provision                    $1,689       $2,613       $3,037
        Deferred benefit                       (240)        (207)        (272)
                                             ------       ------       ------
        Provision for income taxes           $1,449       $2,406       $2,765
                                             ======       ======       ======

      The components of the net deferred tax asset at December 31, 1999 and 1998 are as follows (in thousands):

                                                                        1999          1998
                                                                        ----          ----
        Deferred tax assets related to:
            Allowance for loan losses                                   $1,937       $1,892
            Unrealized loss on securities available for sale             1,671            0
            Other                                                          484          233
                                                                        ------        -----
                      Total deferred tax assets                          4,092        2,125
                                                                         -----        -----
        Deferred tax liabilities related to:
            Excess of tax over book basis of premises and equipment     (1,077)      (1,127)
            Unrealized gain on securities available for sale                 0         (569)
            Other                                                         (120)         (14)
                                                                          ----          ---
                      Total deferred tax liabilities                    (1,197)      (1,710)
                                                                        ------       ------
        Net deferred tax asset                                          $2,895      $   415
                                                                        ======      =======

      No valuation allowance for deferred tax assets has been recorded as of December 31, 1999 and 1998 based on management's assessment that it is more likely than not that these assets will be realized. This assessment is based primarily on the level of historical taxable income and projection for future taxable income over the period in which the temporary differences are deductible.

      The differences between the actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes are as follows (in thousands):

                                                       1999         1998         1997
                                                       ----         ----         ----

Income taxes at statutory rate                         $1,666       $2,548       $2,717
Increase (decrease) resulting from tax effects of:
    Tax-exempt interest, net of disallowance             (510)        (392)        (372)
    Amortization of goodwill                              197          197          278
    Other, net                                             96           53          142
Provision for income taxes                             $1,449       $2,406       $2,765


8.     STOCK PLANS
------------------
INCENTIVE STOCK OPTION PLANS
      The Company has in place two incentive stock option plans ("1988 Plan" and "1993 Plan") for officers under which an aggregate of 200,000 shares of common stock are authorized for grant. Options granted are at no less than the fair market value of a share of stock on the grant date. The 1988 Plan allows for the exercise of granted options beginning five years after the grant date. Options not exercised expire ten years after the grant date. The 1993 Plan allows for the exercise of granted options ratably over the five-year vesting period. Options not exercised expire ten years after the grant date.

      The Company does not recognize compensation expense in accounting for its stock option plan, and no awards have been granted since fiscal 1994.

      A summary of the changes in common stock options during the three-year period ended December 31, 1999 is as follows:

                                               Outstanding Options
                                              ---------------------
                                                           Weighted                      Exercise
                                                           Average     Exercisable       Price Per
                                               Number       Price        Options           Share
                                              --------     --------    -----------      --------------

Outstanding at December 31, 1996               170,000      $12.50       146,250        $12.00-$16.25
    Options which became exercisable                                      16,250        $12.00-$16.25
Outstanding at December 31, 1997               170,000      $12.50       162,500        $12.00-$16.25
    Options which became exercisable                                       7,500        $13.50-$16.25
    Options exercised                         (151,250)     $12.04      (151,250)       $12.00-$16.25
Outstanding at December 31, 1998                18,750      $16.25        18,750               $16.25
    Options exercised                          (18,750)     $16.25       (18,750)              $16.25
Outstanding at December 31, 1999                     0      N/A                0                  N/A

      The weighted average exercise price of exercisable options at December 31, 1999 and 1998 was $16.25 and $12.39, respectively.


RESTRICTED STOCK PLAN
      In December 1994, the board of directors approved the Hardwick Holding Company Restricted Stock Award Agreement (the "Agreement"). The Agreement provides for the award of up to an aggregate of 120,000 shares of the

      Company's common stock to certain key employees. The number of shares awarded annually is dependent upon the Company's profitability. Participants under the Agreement are entitled to cash dividends and to vote their respective shares. Restrictions generally limit the sale or transfer of the shares and expire ten years from the award date.
      During 1999, 1998, and 1997, the Company awarded restricted stock shares of 19,500, 15,000, and 36,000, respectively, to key employees. The Company recorded deferred compensation of approximately $410,000, $300,000, and $720,000 during 1999, 1998, and 1997, respectively, based on the estimated market price of the shares at the award date. Deferred compensation is being amortized over the vesting period of ten years. The Company recognized in fiscal years 1999, 1998, and 1997 approximately $33,000, $154,000, and $99,000, respectively, in compensation expense related to the restricted stock awards. During 1999, 28,500 restricted stock shares were forfeited.


PHANTOM STOCK PLAN
      In September 1998, the board of directors approved a Hardwick Holding Company Phantom Stock Award Plan (the "Phantom Plan"). The Phantom Plan provides for an award of up to an aggregate of 15,000 phantom shares of the Company's common stock to certain key employees. The number of phantom shares awarded annually is dependent upon the Company's profitability, adjusted to exclude unusual items. Participants under the Phantom Plan are not entitled to voting rights, ownership, or dividends.

      During 1999 and 1998, the Company awarded 7,500 and 3,000 phantom stock shares, respectively, to key employees. The Company recognized compensation expense of approximately $224,000 and $63,000 during 1999 and 1998, respectively, based on the estimated market price of the shares on the award date.


9.    EMPLOYEE BENEFIT PLANS
      The Company does not sponsor a defined benefit plan or any other postretirement benefits. The Company has, however, established a contributory defined contribution plan (the "Plan") which covers substantially all salaried employees. Employees have the option to contribute up to 6% of their annual salaries to the Plan. The Company matches 50% of employee contributions and makes a discretionary contribution based on 4% of a qualifying employee's base salary, as defined under the Plan.

      The Company's discretionary and matching contributions to the Plan were $350,000, $313,000, and $336,000 in 1999, 1998, and 1997, respectively.
      The assets of the Plan have a market value of $10,675,000 and are maintained by the trust department of HBT.


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

      In 1999, 1998, and 1997, HBT paid dividends to HHC of $1,500,000, $1,500,000, and $4,000,000, respectively. FNB paid dividends to HHC of $1,500,000 in 1999, 1998, and 1997. Retained earnings of HBT and FNB available for payment of cash dividends to HHC under the applicable regulations totaled approximately $5,469,000 at December 31, 1999.

      Dividends received by HHC from HBT and FNB are available for use to service debt obligations, pay other expenses, and distribute as dividends to stockholders of HHC.

11.   REGULATORY REQUIREMENTS
      The Federal Reserve Board requires member banks to maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the years ended December 31, 1999 and 1998, the Company's aggregate reserve requirement averaged approximately $4,229,000 and $3,679,000, respectively.

      The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios of Tier 1 and total capital to risk-weighted assets and of Tier 1 capital to quarterly average total assets. Management believes that as of December 31, 1999, the Company meets all capital adequacy requirements to which it is subject. A summary of Tier 1 and total capital (actual, required, and to be well capitalized) and the Tier 1 leverage ratio of the Company and its significant subsidiaries as of December 31, 1999 and 1998 is as follows (dollars in thousands):

                                                        Required for
                                                       Capital Adequacy          Required to Be
                                    Actual                 Purposes             Well Capitalized
                             --------------------    --------------------     --------------------
                              Amount       Ratio      Amount       Ratio       Amount       Ratio
                              ------       -----      ------       -----       ------       -----

December 31, 1999:
    Tier 1 capital:
       HHC                     $49,673     13.03%      $15,244     4.00%        $22,866      6.00%
       HBT                      27,365     13.12         8,340     4.00          12,511      6.00
       FNB                      15,313      9.22         6,642     4.00           9,963      6.00
    Total capital:
       HHC                      54,466     14.29        30,488     8.00          38,110     10.00
       HBT                      29,989     14.38        16,681     8.00          20,851     10.00
       FNB                      17,401     10.48        13,284     8.00          16,606     10.00
    Tier 1 leverage:
       HHC                      49,673      9.98        14,921     3.00          24,875      5.00
       HBT                      27,365      9.13         8,992     3.00          14,985      5.00
       FNB                      15,313      7.24         6,345     3.00          10,579      5.00
December 31, 1998:
    Tier 1 capital:
       HHC                      52,139     13.30        15,691     4.00          23,536      6.00
       HBT                      27,690     12.07         9,174     4.00          13,761      6.00
       FNB                      16,801     10.67         6,301     4.00           9,452      6.00
    Total capital:
       HHC                      57,070     14.56        31,381     8.00          39,226     10.00
       HBT                      30,572     13.33        18,348     8.00          22,935     10.00
       FNB                      18,783     11.92        12,602     8.00          15,753     10.00
    Tier 1 leverage:
       HHC                      52,139     10.21        15,327     3.00          25,545      5.00
       HBT                      27,690      9.34         8,896     3.00          14,826      5.00
       FNB                      16,801      8.07         6,249     3.00          10,414      5.00


12.   RELATED-PARTY TRANSACTIONS
      In the normal course of business, HHC and its subsidiary banks have granted loans to the Company's executive officers and directors. Loans to executive officers and directors and their related interests are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of origination for comparable transactions


`                                     F-16
      with unrelated persons and do not involve more than a normal risk of collectibility. Outstanding loans to executive officers and directors, as well as entities in which the executive officers and directors have a financial interest, were $14,233,000 and $9,125,000 at December 31, 1999 and 1998, respectively.

      The following table summarizes the change in these loans for the year ended December 31, 1999 (in thousands):

                 Balance at beginning of year                    $  9,125
                     New loans                                      6,326
                     Repayments                                    (1,218)
                 Balance at end of year                           $14,233


13.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF
-----------------------------------------------------------------------------
      CREDIT
      ------
      The Company is a participant in financial instruments with off-balance sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of the Company's customers and to reduce the Company's own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

      The Company grants various types of loans and financial instruments to customers within its respective market areas (primarily northwest Georgia). Although the Company has a diversified loan portfolio, a significant portion of the Company's loans originates from customers that are directly or indirectly related to the carpet industry. Approximately 40% of the workforce in the Company's market area is employed by companies directly related to the carpet industry. Adverse economic trends in the carpet industry could impair these customers' ability to repay their obligations and result in unfavorable results of operations of the Company.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1999 and 1998 were $68,026,000 and $76,898,000, respectively. The Company evaluates each customer's creditworthiness on a case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; residential real estate; and income-producing commercial properties.

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable; inventory; property, plant, and equipment; residential real estate; and income-producing commercial properties for those commitments for which collateral is deemed necessary. The Company had $3,712,000 and $4,222,000 in standby letters of credit outstanding at December 31, 1999 and 1998, respectively.


14.   CONTINGENCIES
-------------------
      The Company is involved in litigation and other legal proceedings arising in the course of its normal business activities. Although the ultimate outcome of these matters cannot be determined at this time, it is the opinion of management that none of these matters, when resolved, will have a significant effect on the Company's financial condition or results of operations.

15.   FAIR VALUES OF FINANCIAL INSTRUMENTS
------------------------------------------
      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 (in thousands):


                                                           1999                            1998
                                               -----------------------------  ------------------------------
                                                 Carrying          Fair          Carrying          Fair
                                               -------------  --------------  --------------  --------------
                                                  Amount          Value           Amount          Value

Financial assets:
    Cash and cash equivalents                     $  25,915       $  25,915       $  68,953       $  68,953
    Investment securities                           148,418         148,418         144,169         144,169
    Loans                                           319,446         315,396         298,478         298,226
    Accrued interest receivable                       5,048           5,048           4,184           4,184
Financial liabilities:
    Deposits                                        436,829         436,452         442,536         444,085
    Federal funds purchased                           5,000           5,000               0               0
    Securities sold under agreements to
       repurchase                                     9,958           9,958          25,209          25,209
    FHLB advances                                    11,081          11,081           8,156           8,156
    Accrued interest payable                          2,775           2,775           2,919           2,919

      The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

         o Cash and cash equivalents are valued at their carrying amounts reported in the consolidated balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity of these instruments.

         o Investment securities are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Stock that the banks are required to hold with the FHLB, Federal Reserve Board, or Georgia Bankers' Bank is carried at cost, as these types of securities do not have a readily determinable fair value. Ownership of this stock is restricted to banks and lacks a market.

         o Loans are valued on the basis of estimated cash flows, discounted using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest receivable approximates its fair value.

         o Deposits with no defined maturity, such as demand deposits, savings accounts, NOW, and money market accounts, have a fair value equal to the amount payable on demand which is equal to their respective carrying amounts. Fair values of certificates of deposit are estimated using a discounted cash flow calculation using the rates currently offered for deposits of similar remaining maturities. The intangible value of long-term relationships with depositors is not taken into account in estimating the fair value disclosed. The carrying amount of accrued interest payable approximates its fair value.

         o Federal funds purchased and securities sold under agreements to repurchase are valued at their carrying amounts reported in the consolidated balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity of these instruments.

         o FHLB advances are valued at their carrying amounts reported in the consolidated balance sheets, which are reasonable estimates of fair value due to the fact that these advances may be called within the next year and are therefore short-term in nature.

         o Off-balance sheet instruments include commitments to extend credit and standby letters of credit. The fair value of such instruments is based on fees currently charged for similar arrangements in the marketplace, adjusted for changes in terms and credit risk as appropriate. The carrying values of these unamortized fees and hence the fair values of the related commitments were not significant as of December 31, 1999 and 1998.


16.   COMPREHENSIVE INCOME
--------------------------
      Certain transactions and other economic events that bypass the income statement are reflected as other comprehensive income. The Company's comprehensive income (loss) consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes.

      Comprehensive income (loss) for 1999, 1998, and 1997 is as follows (in thousands):

                                                                  Before        Income       Net of
                                                                    Tax          Tax           Tax
                                                                 ---------    ---------    ---------
Net unrealized (losses) gains recognized in other
    comprehensive income:
       1999                                                       $(6,588)      $2,240      $(4,348)
       1998                                                           779         (265)         514
       1997                                                           403         (137)         266


                                                                    1999         1998         1997
                                                                  --------     --------     --------
Amounts reported in net income:
    (Losses) gain on sale of securities                           $(1,047)      $  189      $    71
    Net amortization                                                   60          162          156
Reclassification adjustment                                          (987)         351          227
    Income tax benefit (expense)                                      336         (120)         (77)
Reclassification adjustment, net of tax                           $  (651)      $  231      $   150

Amounts reported in other comprehensive income:
    Unrealized (loss) gain arising during period, net of tax      $(4,999)      $  745      $   416
    Reclassification adjustment, net of tax                           651         (231)        (150)
              Unrealized (losses) gains recognized in other
                 comprehensive income                              (4,348)         514          266
Net income                                                          3,452        5,087        5,226
              Total comprehensive (loss) income                   $  (896)      $5,601      $ 5,492

17.      SEGMENT INFORMATION
-----------------------------
      The Company's reportable segments were determined based on management's internal reporting approach, which is separated by each subsidiary. The reportable segments are comprised of the two banks owned by the holding company, as well as the holding company itself. Each bank provides a wide array of banking services to consumer and commercial customers and earns interest income from loans made to customers and investments in securities available for sale. Each bank also recognizes certain fees related to deposit, lending, and other services provided to customers. The holding company earns income by providing loans to insiders, receiving dividends from the two banks, and by providing management services to the banks. The holding company incurs no interest expense, but does incur certain administrative expenses related to operations. No transactions with a single customer contributed 10% or more to the Company's total revenue. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that, in the opinion of management, were recorded at estimated market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the three reportable segments are included in the following table (in thousands):

                                                                                1999
                                                  -----------------------------------------------------------------
                                                                  FNB          HHC      Eliminations   Consolidated
                                                               ---------   ---------    ------------   ------------
Total interest income                             $  20,532    $  15,881   $     405          111      $  36,707
Total interest expense                                8,284        6,310           0            0         14,594
Net interest income                                  12,248        9,571         405          111         22,113
 otal noninterest income                              2,829        1,232       5,775         5775          4,061
Total noninterest expense                            10,343        8,188       3,463          721         21,273
Income before taxes                                   4,734        2,615       2,717        5,165          4,901
Provision (benefit) for income taxes                  1,244          940        (735)           0          1,449
Net income                                            3,490        1,675       3,452        5,165          3,452
Other significant items:
   Total assets                                     295,996      222,561      54,360       51,605        521,312
   Investment in subsidiaries                             0            0      46,586       46,586              0
   Depreciation, amortization, and
      accretion, net                                    696        1,213         142            0          2,051
   Total expenditures for long-lived assets             385          981          38            0          1,404
   Revenues from external customers:
      Total interest income                          20,532       15,881         294            0         36,707
      Total noninterest income                        2,829        1,232           0            0          4,061
      Total income                                   23,361       17,113         294            0         40,768
   Revenues from affiliates:
      Total interest income                               0            0         111          111              0
      Total noninterest income                            0            0       5,775        5,775              0
      Total income                                        0            0       5,886        5,886              0



                                                                                1998
                                                  -----------------------------------------------------------------
                                                                  FNB          HHC      Eliminations   Consolidated
                                                               ---------   ---------    ------------   ------------

Total interest income                              $  20,445    $  16,490   $    383   $       50      $  37,268
Total interest expense                                 8,791        7,097          0           50         15,838
Net interest income                                   11,654        9,393        383            0         21,430
Provision for loan losses                                200          300          0            0            500
Net interest income after provision                   11,454        9,093        383            0         20,930
Total noninterest income                               3,367        1,558      6,264        6,264          4,925
Total noninterest expense                              9,659        7,661      1,734          692         18,362
Income before taxes                                    5,162        2,990      4,913        5,572          7,493
Provision (benefit) for income taxes                   1,485        1,095       (174)           0          2,406
Net income                                             3,677        1,895      5,087        5,572          5,087
Other significant items:
   Total assets                                      317,983      217,982     56,994       56,039        536,920
   Investment in subsidiaries                              0            0     48,976       48,976              0
   Depreciation, amortization, and
      accretion, net                                     938        1,222        145            0          2,305
   Total expenditures for long-lived assets              734        1,692         44            0          2,470
   Revenues from external customers:
      Total interest income                           20,445       16,490        333            0         37,268
      Total noninterest income                         3,367        1,558          0            0          4,925
      Total income                                    23,812       18,048        333            0         42,193
   Revenues from affiliates:
      Total interest income                                0            0         50           50              0
      Total noninterest income                             0            0      6,264        6,264              0
      Total income                                         0            0      6,314        6,314              0

                                                                                1997

                                                  -----------------------------------------------------------------
                                                                  FNB          HHC      Eliminations   Consolidated
                                                               ---------   ---------    ------------   ------------

Total interest income                              $  20,019    $  14,970   $     224   $       17     $  35,196
Total interest expense                                 8,496        6,129          55           17        14,663
Net interest income                                   11,523        8,841         169            0        20,533
Provision for loan losses                                  0          800           0            0           800
Net interest income after provision                   11,523        8,041         169            0        19,733
Total noninterest income                               4,310        2,512       6,542        6,542         6,822
Total noninterest expense                              9,513        7,925       1,767          641        18,564
Income before taxes                                    6,320        2,628       4,944        5,901         7,991
Provision (benefit) for income taxes                   2,033        1,014        (282)           0         2,765
Net income                                             4,287        1,614       5,226        5,901         5,226
Other significant items:
   Total assets                                      286,435      204,568      51,388       49,499       492,892
   Investment in subsidiaries                              0            0      45,989       45,989             0
   Depreciation, amortization, and
      accretion, net                                   1,000        1,558         170           38         2,690
   Total expenditures for long-lived assets              385          269         107            0           761
   Revenues from external customers:
      Total interest income                           20,019       14,970         207            0        35,196
      Total noninterest income                         4,310        2,512           0            0         6,822
      Total income                                    24,329       17,482         207            0        42,018
   Revenues from affiliates:
      Total interest income                                0            0          17           17             0
      Total noninterest income                             0            0       6,542        6,542             0
      Total income                                         0            0       6,559        6,559             0

18.      HARDWICK HOLDING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION
-----------------------------------------------------------------------------
Hardwick Holding Company
(Parent Company Only)
Balance Sheets
December 31, 1999 and 1998

(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                       ASSETS

                                                                              1999           1998
                                                                              ----           ----

Cash on deposit in subsidiary bank                                           $    687        $ 3,678
Loans, net                                                                      6,049          3,766
Premises and equipment, net                                                       127            142
Investment in banking subsidiaries                                             46,586         48,976
Other assets                                                                      911            432
                                                                              -------        -------
              Total assets                                                    $54,360        $56,994
                                                                              =======        =======


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                     $  1,287        $   877
Stockholders' equity:
    Common stock, $.50 par value; 10,000,000 shares authorized,
    4,197,496 and 4,187,746 shares issued and outstanding at
    December 31, 1999 and 1998, respectively                                    2,099          2,094
    Additional paid-in capital                                                 20,630         20,479
    Retained earnings                                                          34,373         33,406
    Accumulated other comprehensive (loss) income                              (3,244)         1,104
    Deferred compensation                                                        (785)          (966)
                                                                              -------        -------
              Total stockholders' equity                                       53,073         56,117
                                                                              -------        -------
              Total liabilities and stockholders' equity                      $54,360        $56,994
                                                                              =======        =======

                            Hardwick Holding Company
                             (Parent Company Only)
                              Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                 (IN THOUSANDS)

                                                           1999         1998         1997
                                                           ----         ----         ----
Operating income:
    Interest on deposits in subsidiary bank               $   111     $     50     $     17
    Interest on loans                                         294          333          207
    Dividends from banking subsidiaries                     3,000        3,000        5,500
    Consulting fees from subsidiaries                         721          692          641
              Total operating income                        4,126        4,075        6,365
                                                            -----        -----        -----
Operating expense:
    Interest expense                                            0            0           55
    Net occupancy expense                                      99          100          126
    Other operating expense                                 3,364        1,634        1,641
                                                            -----        -----        -----
              Total operating expense                       3,463        1,734        1,822
                                                            -----        -----        -----
Income before income tax benefit and equity in
    undistributed earnings of subsidiaries                    663        2,341        4,543
Income tax benefit                                            735          174          282
                                                            -----       ------        -----
Income before equity in undistributed earnings
    of subsidiaries                                         1,398        2,515        4,825
Equity in undistributed earnings of subsidiaries            2,054        2,572          401
                                                            -----       ------       ------
Net income                                                 $3,452       $5,087       $5,226
                                                           ======       ======       ======

                            Hardwick Holding Company
                              (Parent Company Only)
                            Statements of Cash Flows
              for the Years Ended December 31, 1999, 1998, and 1997

                                 (IN THOUSANDS)

                                                                                    1999         1998          1997
                                                                                    ----         ----          ----
Cash flows from operating activities:
   Net income                                                                     $ 3,452       $ 5,087      $ 5,226
   Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in undistributed earnings                                          (2,054)       (2,572)        (401)
         Provision for depreciation and amortization                                  142           145          170
         Amortization of deferred compensation                                         33           154           99
         Loss on disposal of premises and equipment                                     1             0          184
         (Increase) decrease in other assets                                         (479)           52          (53)
         Increase (decrease) in accounts payable and accrued liabilities              240            30          (46)
                                                                                   ------        ------       ------
            Net cash provided by operating activities                               1,335         2,896        5,179
                                                                                   ------        ------       ------
Cash flows from investing activities:
   Net cash flows from loans originated and principal collected on loans           (2,283)          369       (4,135)
   Purchases of premises and equipment                                                (38)          (44)        (107)
   Proceeds from disposal of premises and equipment                                     6             0           29
                                                                                   ------        ------       ------
            Net cash (used in) provided by investing activities                    (2,315)          325       (4,213)
                                                                                   ------        ------       ------
Cash flows from financing activities:
   Cash dividends on common stock                                                  (2,315)       (2,000)      (1,447)
   Proceeds from exercise of stock options                                            304         1,821            0
   Purchase of treasury stock                                                           0             0         (275)
                                                                                   ------        ------        ------
            Net cash used in financing activities                                  (2,011)         (179)      (1,722)
                                                                                   ------        ------        ------
            Net (decrease) increase in cash                                        (2,991)        3,042         (756)
Cash, beginning of year                                                             3,678           636        1,392
                                                                                   ------        ------        ------
Cash, end of year                                                                 $   687       $ 3,678      $   636
                                                                                   ======        ======       =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                         $     0       $     0      $    55
                                                                                   ======        ======       ======

   Income taxes received from subsidiaries                                        $ 2,410       $ 2,620      $ 3,011
   Income taxes paid by HHC                                                        (2,410)       (2,620)      (3,011)
                                                                                   ------        ------       ------
   Net income taxes received by HHC                                               $     0       $     0      $     0
                                                                                   ======        ======       ======

   Dividends declared but not paid                                                $   716       $   546      $   484
                                                                                   ======        ======       ======

19.   MERGER AGREEMENT
----------------------
      In November 1999, HHC entered into a definitive agreement to be acquired by BB&T Corporation ("BB&T") in a stock swap. The final stock exchange ratio will be determined based on the average closing price of BB&T common stock during a pricing period prior to closing. The transaction will be accounted for as a pooling of interests. In the event of a change of control of the Company, executives who have been awarded both restricted and phantom stock shall have a nonforfeitable right to that stock, subject to certain limitations. The merger is to be finalized in June 2000. In conjunction with the merger agreement, the Company granted to BB&T the option to purchase 19.9% of the outstanding shares should Hardwick agree to merge with another company without prior approval from BB&T.

                                            SIGNATURES


         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dalton, State of Georgia, on the 27th day of March 2000.


                             HARDWICK HOLDING COMPANY
                                  (REGISTRANT)



                             By:     /s/Michael Robinson
                                     ---------------------------
                                     Michael Robinson
                             Title:  Executive Vice President
                                     ---------------------------
                                     (Principal Financial and
                                       Accounting Officer)



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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities set forth and on the 27th day of March 2000.

SIGNATURE                          TITLE
---------                          -----

/s/Thomas H. Bond                  Director
-------------------------
Thomas H. Bond

/s/ Kenneth E. Boring              Chairman and Chief Executive Officer:
-------------------------          Director (Principal Executive Officer)
Kenneth E. Boring


/s/ James M. Boring, Jr.           President; Director
-------------------------
James M. Boring, Jr.


/s/ Wayne R. Broaddus              Director
-------------------------
Wayne R. Broaddus


/s/Robert M. Chandler              Director
-------------------------
Robert M. Chandler


/s/Richard R. Cheatham             Director
-------------------------
Richard R. Cheatham


/s/J. C. Maddox                    Director
-------------------------
J. C. Maddox


/s/Norman McCoy                    Director
-------------------------
Norman McCoy


/s/Marshall R. Mauldin             Director
-------------------------
Marshall R. Mauldin


/s/Charles D. Miller               Director
-------------------------
Charles D. Miller


/s/Michael Robinson                Executive Vice President, Secretary and Treasurer
-------------------------          (Principal Financial and Accounting Officer);
Michael Robinson                   Director


/s/G. Milton Stewart               Director
-------------------------
G. Milton Stewart

                                 EXHIBIT INDEX
                                 -------------


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

21       List of subsidiaries of Registrant.*

24.0 A Power of Attorney is set forth on the signature pages to this Form 10-K.

27       Financial Data Schedule (for SEC use only).*

---------------
*   Filed herewith