Form 10-Q
period 2000-03-31
HARDWICK HOLDING CO
filed 2000-05-04
CIK 787465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934



For Quarter Ended MARCH 31, 2000    Commission File Number 33-43386
                  --------------                           --------

                            HARDWICK HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

           GEORGIA                                    58-1408388
-------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

One Hardwick Square, P. O. Box 1367, Dalton, GA.              30722-1367
------------------------------------------------              ----------
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

                                   Yes /X/ No / /

         Number of shares of common stock outstanding at April 28, 2000
                                4,211,496 Shares

                    HARDWICK HOLDING COMPANY AND SUBSIDIARIES


                                      INDEX

                                                                     Page No.

PART I-  FINANCIAL INFORMATION

          Consolidated Statements of Financial
          Position at March 31, 2000 and
          December 31, 1999                                              3

          Consolidated Statements of Income
          for the Three Months Ended March 31,
          2000 and 1999                                                  4

          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31,
          2000 and 1999                                                  5-6

          Notes to Unaudited Consolidated Financial Statements           7-11

          Management's Discussion and Analysis of
          Financial Position and Results of Operations                   12-18

PART II-  OTHER INFORMATION                                              19

SIGNATURES                                                               20

                                                    HARDWICK HOLDING COMPANY
                                                        AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     (Dollars in thousands)
                                                                                               March 31,        December 31,
                                          Assets                                                  2000              1999
                                                                                            ---------------   ----------------
                                                                                              (unaudited)
Cash and due from banks                                                                     $        22,484   $         23,545
Federal funds sold                                                                                    2,076              2,370
                                                                                              --------------   ----------------
     Total cash and cash equivalents                                                                 24,560             25,915
Investment securities, available-for-sale                                                           145,353            148,418
Loans, net                                                                                          315,189            319,446
Premises and equipment, net                                                                          14,876             15,130
Assets under capital lease, net                                                                           7                 28
Accrued interest receivable                                                                           4,466              5,048
Excess of cost over fair value of
  subsidiaries acquired, net of amortization                                                          3,255              3,400
Other assets                                                                                          4,606              3,927
                                                                                              --------------   ----------------
     Total assets                                                                           $       512,312   $        521,312
                                                                                              ==============   ================
                           Liabilities and Stockholders' Equity
Deposits-
  Noninterest-bearing                                                                       $       101,841   $         96,031
  Interest-bearing                                                                                  337,218            340,798
                                                                                              --------------   ----------------
     Total deposits                                                                                 439,059            436,829
Fed funds purchased and securities sold under agreements to repurchase                               14,549             15,958
Other borrowed funds                                                                                     64             11,081
Capital lease obligation                                                                                  4                 39
Other liabilities                                                                                     4,977              4,332
                                                                                              --------------   ----------------
     Total liabilities                                                                              458,653            468,239
                                                                                              --------------   ----------------
Commitments and contingencies (Notes 2 and 4)
Stockholders' equity-
   Common stock,  $.50 par value,  10,000,000 shares  authorized,
       4,211,496 and 4,197,496 shares issued and outstanding at March 31,
       2000 and December 31,1999, respectively                                                        2,106              2,099
   Additional paid-in capital                                                                        20,981             20,630
   Retained earnings                                                                                 35,177             34,373
   Other comprehensive income-Unrealized (loss) gain on investment
       securities available-for-sale, net of tax                                                     (3,505)            (3,244)
   Less deferred compensation from restricted stock plan                                             (1,100)              (785)
                                                                                              --------------   ----------------
     Total stockholders' equity                                                                      53,659             53,073
                                                                                              --------------   ----------------
     Total liabilities and stockholders' equity                                             $       512,312   $        521,312
                                                                                              ==============   ================

                                       (See notes to consolidated financial statements.)

                                      HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)
                                  (Dollars in thousands, except per share amounts)

                                                                                   For the Three Months Ended
                                                                              -------------------------------------
                                                                                 March 31,           March 31,
INTEREST INCOME:                                                                    2000                1999
                                                                              -------------------------------------
   Interest and fees on loans                                               $            7,089  $            6,587
   Interest on investment securities-
     Taxable                                                                             1,867               1,732
     Nontaxable                                                                            391                 374
   Interest on federal funds sold and bank deposits                                         27                 262
                                                                              ----------------    ----------------
             Total interest income                                                       9,374               8,955
                                                                              ----------------    ----------------

INTEREST EXPENSE:
   Interest on deposits                                                                  3,486               3,431
   Interest on securities sold under agreements to repurchase                              166                 112
   Interest on other borrowed funds                                                        137                 114
   Interest on note payable and capital lease obligations                                    1                   5
                                                                              ----------------    ----------------
              Total interest expense                                                     3,790               3,662
                                                                              ----------------    ----------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
    LOAN LOSSES                                                                          5,584               5,293
PROVISION FOR LOAN LOSSES                                                                    0                  75
                                                                              ----------------    ----------------
NET INTEREST INCOME                                                                      5,584               5,218
                                                                              ----------------    ----------------
NONINTEREST INCOME:
   Service charges on deposit accounts                                                     625                 655
   Other noninterest income                                                                785                 727
                                                                              ----------------    ----------------
              Total noninterest income                                                   1,410               1,382
                                                                              ----------------    ----------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                                        2,467               2,465
   Net occupancy expense                                                                   744                 765
   Other noninterest expense                                                             1,581               1,717
                                                                              ----------------    ----------------
              Total noninterest expense                                                  4,792               4,947
                                                                              ----------------    ----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                 2,202               1,653
PROVISION FOR  INCOME TAXES                                                                691                 512
                                                                              ----------------    ----------------
NET INCOME                                                                $              1,511  $            1,141
                                                                              ================    ================

BASIC NET INCOME PER SHARE                                                $               0.36 $              0.28
                                                                              =================   ================
DILUTED NET INCOME PER SHARE                                              $               0.36 $              0.27
                                                                              =================   ================

                (See notes to consolidated financial statements.)

                                           HARDWICK HOLDING COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                         (In thousands)
                                                                                          For the Three-Months
                                                                                                 Ended
                                                                                                March 31,
                                                                                            2000         1999
                                                                                         -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $  1,511      $  1,141
   Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                               0            75
       Provision for depreciation and amortization                                           632           707
       Loss on disposition of premises and equipment                                           0            47
       Gain on disposition of other real estate owned                                         (7)            0
       Accretion of investment security discounts and premiums                               (75)           (6)
       Deferred income tax (benefit)                                                          31           (92)
       Decrease in accrued interest receivable                                               582           120
       Increase in other assets                                                             (679)         (324)
       Increase in other liabilities                                                         614            71
                                                                                        --------       -------
           Net cash provided by operating activities                                       2,609         1,739
                                                                                        --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities available-for-sale                    2,748           670
   Proceeds from sales of investment securities available-for-sale                             0         2,000
   Purchases of investment securities available-for-sale                                       0        (8,035)
   Net cash flows from loans originated and principal collected on loans                   4,177         7,337
   Proceeds from disposal of other real estate                                                90           241
   Purchases of premises and equipment                                                       (32)         (847)
                                                                                        --------       -------
           Net cash provided by investing activities                                       6,983         1,366
                                                                                        --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits, NOW accounts, and savings
          accounts                                                                         6,794        (3,490)
   Net cash flows from sales and maturities of certificates of deposit                    (4,564)       (3,065)
   Net decrease in federal funds purchased and securities sold under agreement to
           repurchase                                                                     (1,409)      (15,928)
   Decrease in other borrowed funds                                                      (11,017)          (18)
   Payments on capital lease obligations                                                     (35)          (55)
   Proceeds from issuance of common stock due to exercise of stock options                     0           305
   Payments of cash dividends                                                               (716)         (544)
                                                                                        --------       -------
           Net cash used by financing activities                                        $(10,947)     $(22,795)
                                                                                        --------       -------

                                            HARDWICK HOLDING COMPANY
                                                 & SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                                  (Unaudited)
                                                 (In Thousands)


                                                                                          For the Three-Months
                                                                                                 Ended
                                                                                                March 31,
                                                                                            2000         1999
                                                                                         -----------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               $ (1,355)     $ (19,690)
CASH AND CASH EQUIVALENTS, beginning of period                                             25,915        68,953
                                                                                          -------      --------
CASH AND CASH EQUIVALENTS, end of period                                                $  24,560     $  49,263
                                                                                          =======      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                             $   3,766     $   3,804
                                                                                          =======      ========
   Cash paid during the period for income taxes                                         $       0     $     455
                                                                                          =======      ========
   Noncash transactions during the period ended:

        Dividends declared but not paid                                                 $     707     $     551
                                                                                          =======      ========


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statement of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at March 31, 2000, were approximately $76,691,000. HBT and FNBNWG evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by HBT and FNBNWG, is based on management's credit evaluation of the customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by HBT and FNBNWG to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had irrevocable standby letters of credit of approximately $2,206,000 outstanding at March 31, 2000.

(3)      RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. In June, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133." This statement delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company does not hold or engage in transactions using derivative financial instruments and does not believe that adoption of the standard will have a material impact on either its balance sheet or results of operations.

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


(5)      EARNINGS PER SHARE

Earnings per share are calculated on the basis of basic and dilutive weighted average number of shares outstanding. The basic weighted average number of shares outstanding was 4,140,496 and 4,135,288 for the three-month period ending March 31, 2000 and 1999, respectively. The diluted weighted average number of shares outstanding was 4,168,462 and 4,157,646 for the three-month period ending March 31, 2000 and 1999, respectively.

(6)       SEGMENT INFORMATION


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


                                                                     For the Three Months Ended March 31, 2000
                                                         -----------------------------------------------------------------
                                                           HBT         FNB        HHC         Eliminations    Consolidated
                                                           ---         ---        ---         ------------    ------------
     Total interest income                               $5,230      $4,040      $ 110             $  6         $ 9,374
     Total interest expense                               2,075       1,721          0                6           3,790
     Net interest income                                  3,155       2,319        110                0           5,584
     Net interest income after provision                  3,155       2,319        110                0           5,584
     Total noninterest income                               998         412      1,203            1,203           1,410
     Total noninterest expense                            2,427       1,880        686              182           4,811
     Income before taxes                                  1,726         851        627            1,021           2,183
     Provision (benefit) for income taxes                   491         315       (121)               0             685
     Net income                                           1,235         536        748            1,021           1,498
     Other significant items:
        Total assets                                    291,058     210,532     55,081           44,359         512,312
        Investment in subsidiaries                            0           0     45,280           45,280               0
        Depreciation, amortization, and
           accretion (net)                                   91         267        199                0             557
         Total expenditures for long-lived
           assets                                            32           0          0                0              32
        Revenues from external customers:
           Total interest income                          5,230       4,040        104                0           9,374
           Total noninterest income                         998         412          0                0           1,410
           Total income                                   6,228       4,452        104                0          10,784
        Revenues from affiliates:
           Total interest income                              0           0          6                6               0
           Total noninterest income                           0           0      1,203            1,203               0
           Total income                                       0           0      1,209            1,209               0


                                                                 For The Three Months Ended March 31, 1999
                                                       --------------------------------------------------------------------
                                                         HBT         FNB        HHC        Eliminations       Consolidated
                                                         ---         ---        ---        ------------       ------------

     Total interest income                             $5,024      $3,869       $ 93              $  31            $ 8,955
     Total interest expense                             2,075       1,618          0                 31              3,662
     Net interest income                                2,949       2,251         93                  0              5,293
     Provision for loan losses                              0          75          0                  0                 75
     Net interest income after provision                2,949       2,176         93                  0              5,218
     Total noninterest income                             951         431        846                846              1,382
     Total noninterest expense                          2,430       2,038        665                186              4,947
     Income before taxes                                1,470         569        274                660              1,653
     Provision (benefit) for income taxes                 410         218       (116)                 0                512
     Net income                                         1,060         351        390                660              1,141
     Other significant items:
        Total assets                                  296,895     209,502     57,252             49,027            514,622
        Investment in subsidiaries                          0           0     46,703             46,703                  0
        Depreciation, amortization, and
           accretion (net)                                168         297        236                  0                701
        Total expenditures for long-lived
           assets                                          49         790          8                  0                847
        Revenues from external customers:
           Total interest income                        5,024       3,869         62                  0              8,955
           Total noninterest income                       951         431          0                  0              1,382
           Total income                                 5,975       4,300         62                  0             10,337
        Revenues from affiliates:
           Total interest income                            0           0         31                 31                  0
           Total noninterest income                         0           0        846                846                  0
           Total income                                     0           0        877                877                  0

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION
------------------

Total assets decreased by approximately $9,000,000 from approximately $521,312,000 at December 31, 1999, to approximately $512,312,000 at March 31,
2000. The principal fluctuations were in cash and due from banks, investment securities available-for-sale and net loans. Cash and due from banks decreased approximately $1,061,000 from approximately $23,545,000 at December 31, 1999 to approximately $22,484,000 at March 31, 2000, a decrease of 4.5%. Investment securities available-for-sale decreased approximately $3,065,000 from approximately $148,418,000 at December 31, 1999 to approximately $145,353,000 at March 31, 2000, a decrease of 2.1%. Net loans decreased approximately $4,257,000 from approximately $319,446,000 at December 31, 1999, to approximately
$315,189,000 at March 31, 2000, a decrease of 1.3%. HHC's cash and cash equivalents reflected a decrease of approximately $1,355,000 or 5.2% for the three-month period ended March 31, 2000.

Noninterest-bearing deposit accounts increased approximately $5,810,000 from approximately $96,031,000 at December 31, 1999 to approximately $101,841,000 at March 31, 2000, an increase of 6.1%. Interest-bearing deposit accounts decreased approximately $3,580,000, from approximately $340,798,000 to approximately $337,218,000 at March 31, 2000, a decrease of 1.1%. It is management's opinion that HHC maintains competitive deposit rates while exercising prudent strategies in competing with local institutions. Average rates paid on deposits for the current period were relatively the same when compared with the same period in the preceding year.

At March 31, 2000, HHC's financial position continued to reflect strong equity and liquidity, with an equity to assets ratio of 10.5%. At March 31, 2000, 64% of HHC's loans were in real estate loans (including mortgage and construction loans), 19% in commercial loans (including agricultural loans), 7% in consumer loans (including credit cards) and other loans were 10%. HHC's loan to deposit ratio was approximately 72% at March 31, 2000, and 44% of all deposits were invested in time certificates of deposit.

In the event of higher than anticipated requirements related to loan commitments or deposit withdrawals, HHC's bank subsidiaries maintain federal funds lines with regional banks. Also, the bank subsidiaries of the Company have become members of the Federal Home Loan Bank and have credit lines with it. At March 31, 2000 approximately $64,000 was outstanding under the Federal Home Loan Bank lines of credit.

The following table represents the changes in consolidated stockholders' equity for the three months ended March 31, 2000 (in thousands):

Balance, December 31, 1999                                                                         $        53,073,000
Net income                                                                                                   1,511,000
Change in unrealized gains (losses) on securities available-for-sale,
     net of tax                                                                                              (261,000)
Dividends declared                                                                                           (707,000)
Deferred compensation-amortization                                                                              43,000
                                                                                                      -----------------
Balance, March 31, 2000                                                                            $        53,659,000
                                                                                                      =================


RESULTS OF OPERATIONS
---------------------

For the three months ended March 31, 2000 and 1999:

Net Interest Income
-------------------

Net interest income after provision for loan losses for the three month period ended March 31, 2000, was approximately $5,584,000, which was approximately $366,000 or 7.0% greater than the $5,218,000 for the same period the year before. There were no loan loss provisions in the current three months ended March 31, 2000, compared with approximately $75,000 for the same period in the previous year. Total interest income increased by approximately $419,000 or 4.7% while total interest expense increased approximately $128,000 or 3.5% for the three-month period ended March 31, 2000, as compared to the three months ended in the previous year.

Yields on interest-bearing assets averaged 8.0%, up approximately 33 basis points from the same period the year before. Total average interest-bearing assets increased by approximately $1,858,000 or 0.4% for the current period when compared with the three-months ended March 31, 1999. Average loans for the three months ended March 31, 2000 increased approximately $23,420,000 or 7.9% more than the average loans for the three months ended March 31, 1999. The average yield on loans for the three months ended March 31, 2000 was 8.9%, which is relatively unchanged from the same period a year ago.

There were approximately $926,000 in nonaccrual loans at March 31, 2000 and accruing loans contractually past due ninety days or more were approximately $419,000 at March 31, 2000. This compares to approximately $1,035,000 in nonaccrual and approximately $141,000 in loans past due ninety days or more and still accruing at December 31, 1999. Management is of the opinion that loan loss allowances are adequate to cover any losses, if such nonaccrual loans should migrate to a charged off status.

Interest accruals on nonaccrual loans are recorded only when they are fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Interest income on nonaccrual loans, which would have been reported on an accrual basis, amounted to approximately $21,000 during the three-month period ended March 31, 2000.

Rates paid on interest-bearing liabilities averaged 4.2% for the three months ended March 31, 2000, up approximately 10 basis points from the three months ended March 31, 1999. Management's liability pricing strategies include competitive deposit rates with increased awareness of cash flow needs within the balance sheet. Management anticipates rates to increase slightly during the remainder of the year.

Noninterest Income
------------------

Total other noninterest income increased approximately $28,000 or 2.0% for the three months ended March 31, 2000, as compared with the three months ended March 31, 1999. The increase is primarily due to an increase in trust income of approximately $29,000, an increase in credit life commissions of approximately $9,000 and an increase in other credit card fees of approximately $20,000 while being partially offset by a decrease in service charges on deposit accounts of approximately $30,000.

Noninterest Expense
-------------------

Total noninterest expense decreased by approximately $155,000, or 2.7% for the three months ended March 31, 2000, as compared to the same period ended in the preceding year. The decrease is due principally to decreases of approximately $21,000 in net occupancy and equipment expense and a decrease in other miscellaneous noninterest expense of approximately $136,000, while being partially offset by an increase in salary and employee benefits of approximately $2,000.

The decrease in other miscellaneous noninterest expenses was due to decreases in travel and entertainment expenses of approximately $64,000, other losses on disposition of equipment of approximately $47,000, advertising of approximately $22,000, cash and check shortages of approximately $22,000, other real estate expense of approximately $9,000, repossession expense of approximately $6,000 and charitable contributions of approximately $23,000. Offsetting such decreases was an increase in legal and professional fees which increased by approximately $57,000.


INCOME TAX PROVISION

The effective tax rates reported for the three months ended March 31, 2000 and 1999 were 31.4% and 31.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is achieved through the continual maturing of interest-earning assets, as well as by investing in short-term marketable securities. Liquidity is also available through deposit growth, borrowing capacity, loan sales and repayments of principal on loans and securities.

High levels of liquidity are normally obtained at a net interest cost due to lower yields on short-term, liquid earning assets and higher interest expense usually associated with the extension of deposit maturities. The trade-off of the level of desired liquidity versus its cost is evaluated in determining the appropriate amount of liquidity at any one time.

For the three months ended March 31, 2000, cash and cash equivalents decreased approximately $1,355,000 or 5.2% from December 31, 1999.

Operating activities and investing activities provided cash and cash equivalents of approximately $2,609,000 and approximately $6,983,000, respectively. Financing activities used cash and cash equivalents of approximately $10,947,000

Net income of approximately $1,511,000, depreciation and amortization not requiring the use of cash of approximately $632,000, a deferred income tax provision of approximately $31,000, a decrease in accrued interest receivable of approximately $582,000 and an increase in other liabilities of approximately $614,000 contributed to operating cash and cash equivalents while an increase in other assets of approximately $679,000 and discount accretion from investment securities available-for-sale of approximately $75,000 and a gain of approximately $7,000 on the sale of other real estate owned partially offset those increases in operating cash and cash equivalents.

Proceeds from maturities of investment securities available-for-sale of approximately $2,748,000, net cash flows from loans originated and principal collected on loans of approximately $4,177,000 and proceeds from the disposal of other real estate of approximately $90,000 contributed to providing cash and cash equivalents from investing activities. Purchases of premises and equipment of approximately $32,000 partially offset those increases in operating cash and cash equivalents.


The cash and cash equivalents used by financing activities were due principally to decreases in federal funds purchased and securities sold under agreement to repurchase of approximately $1,409,000, payments of cash dividends of approximately $716,000, net cash used from net maturities of certificates of deposit of approximately $4,564,000, a decrease in other borrowed funds of approximately $11,017,000 and payments on capital lease obligations of approximately $35,000. Partially offsetting the use of cash and cash equivalents was a net increase in NOW accounts, demand deposits and savings accounts of approximately $6,794,000

MARKET RISK MANAGEMENT
----------------------

A 100 basis point increase in interest rates would result in an increase in interest margin of approximately $160,000 which is a change of approximately $124,000 from the $36,000 increase in interest margin that would have occurred at December 31, 1999 if there had been a 100 basis point increase in interest rates at that time. A decrease in interest margin of approximately $17,000 would occur if interest rates decreased by 100 basis points as of March 31, 2000 compared with approximately $144,000 at December 31, 1999, a change of approximately $127,000. The effect on the net interest margin is not a significant amount and well within the Company's policy.

CAPITAL RESOURCES
-----------------

HHC and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board ("Board") has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 Capital to average quarterly assets. The most highly rated bank holding companies will be required to maintain a minimum Tier 1 leverage ratio of 3%. The required ratio will be based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest-rate risk and liquidity. Bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The following table represents HHC's regulatory capital position at March 31, 2000 (in thousands):

Risk Based Capital Ratios:                                           Amount         Ratio
                                                                  -----------    ----------

Tier 1 Capital                                                  $      53,909        14.21%
Tier 1 Capital minimum requirement                              $      15,175         4.00%
                                                                   ----------     --------
Excess                                                          $      38,734        10.21%
                                                                   ==========     ========

Total Capital                                                   $      58,679        15.47%
Total Capital minimum requirement                               $      30,350         8.00%
                                                                   ----------     --------
Excess                                                          $      28,329         7.47%
                                                                   ==========     ========

Risk adjusted assets net of goodwill and
  nonallowable loan loss allowance                              $     379,370
Leverage Ratio:
Tier 1 Capital to adjusted total assets ("Leverage Ratio")
                                                                $      53,909        10.58%
Minimum leverage requirement                                    $      15,285         3.00%
                                                                   ----------     --------
Excess                                                          $      38,624         7.58%
                                                                   ==========     ========

Average total assets, net of goodwill (1) $ 509,509 (1) Average total assets, net of goodwill for the three months ended March 31, 2000.

HHC is a legal entity separate and distinct from the Banks. Most of the revenues of HHC result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary banks as well as by HHC to its shareholders. HHC paid cash dividends of $716,000 or $.17 per share on January 19, 2000, which had been declared at December 31, 1999. HHC had declared a cash dividend of $707,000 or $.17 per share of common stock as of March 31, 2000, which was subsequently paid on April 19, 2000.


RECENT DEVELOPMENTS
-------------------

In November 1999, HHC entered into a definitive agreement to be acquired by BB&T Corporation ("BB&T") in a stock swap. The final stock exchange ratio will be determined based on the average closing price of BB&T common stock during a pricing period prior to closing. The maximum exchange ratio is .932 shares if the average price during the pricing period is $33.50 or below and the minimum exchange ratio is .901 shares if the average price during the pricing period is $36.00 or above. The transaction will be accounted for as a pooling of interests. The merger is expected to close in the second quarter of 2000. HHC granted BB&T the option to purchase 19.9% of the outstanding shares should HHC agree to merge with another Company without prior approval from BB&T.

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

The total cost of the Year 2000 project since its inception was approximately $813,000. Approximately $562,000 of equipment has been capitalized and approximately $256,000 has been expensed to date. Approximately $5,000 was expensed in the first quarter of 2000 due to follow up procedures for the project. The total cost of the project did not materially differ from original estimates. The expenses did not have a material effect on the operations or financial condition of the Registrant. To make resources available for the Year 2000 project, certain enhancements in the processing systems of the Registrant were deferred; however, the Registrant does not anticipate that the deferral of those enhancements will have a material negative impact on future results of operations or financial condition.

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


CORPORATION                                 HARDWICK HOLDING COMPANY
-----------                                 ------------------------


Date:    April 28, 2000                     By:/s/Michael Robinson
                                            Michael Robinson
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Duly Authorized Officer)